Form 10QSB
period 2007-06-30
JobsInSite, Inc.
filed 2007-08-09
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2007

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 333-137624

JOBSINSITE, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	90-0191208 (IRS Employer Identification No.)

426 West 49th Street, Suite 4A, New York, NY 10019 (Address of Principal Executive Offices)

(646) 483-4386 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [   ] No [X]

As of June 30, 2007, there were outstanding 2,219,000 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

_________________

PART I - FINANCIAL INFORMATION

ITEM 1.       INTERIM FINANCIAL STATEMENTS

ITEM 2,       MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.       CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I

FINANCIAL INFORMATION

Item 1.  Financial Statements.

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(unaudited)

	JUNE 30, 2007 (Unaudited)	December 31, 2006 (Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 5,020	$ 7,808
Accounts receivable	-	-
TOTAL CURRENT ASSETS	5,020	7,808

TOTAL ASSETS	$ 5,020	$7,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	22,324	$ 2,229
TOTAL CURRENT LIABILITIES	22,324	2,229

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,219,000 shares issued and outstanding	2,058	2,058
Additional paid in capital	24,452	23,952
Accumulated deficit	(43,814)	(20,431)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(17,304)	5,579

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ 5,020	$7,808

The accompanying notes are an integral part of these consolidated financial statements.

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	SIX MONTHS ENDED JUNE 30, 2007 2006		FROM INCEPTION (JULY 19, 2004) TO JUNE 30, 2007

REVENUE	$ -	$ 1,254	$6,475

COSTS AND EXPENSES:
Research and development	71	479	2,595
General and administrative	23,312	8,403	47,694
TOTAL COSTS AND EXPENSES	23,383	8,882	50,289

NET LOSS	$ (23,383)	$ (7,628)	$(43,814)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.00)	(0.02)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,219,000	2,069,833	2,219,000

The accompanying notes are an integral part of these consolidated financial statements.

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2007	SIX MONTHS ENDED JUNE 30, 2006	FROM INCEPTION (JULY 19, 2004) TO JUNE 30, 2007

OPERATING ACTIVITIES:
Net loss	$(23,383)	$(7,728)	(43,814)
Changes in operating assets and liabilities:
Accounts receivable		269
Accounts payable and other accrued liabilities	20,095	2,453	22,324

NET CASH USED IN OPERATING ACTIVITIES	(3,288)	(4,906)	(21,490)

FINANCING ACTIVITIES:
Increase in paid-in capital	500	17,900	26,510
NET CASH PROVIDED BY FINANCING ACTIVITIES	500	17,900	26,510

INCREASE (DECREASE) IN CASH	(2,788)	12,994	5,020

CASH - BEGINNING OF PERIOD	7,808	915	-

CASH - END OF PERIOD	$ 5,020	$ 13,909	$ 5,020

 The accompanying notes are an integral part of these consolidated financial statements.

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form 10-KSB for the year ended December 31, 2006.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational activities including exploration and investigation of potential business ventures, development of business strategies and the formulation of a plan to raise equity

Business description

Jobsinsite, Inc. (the “Company”) was incorporated in July 2004 under the laws of the State of New York and is a developer and marketer of resume and employment assistance software and training programs.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Cash

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

Property and equipment and depreciation policy

Property and equipment are recorded at cost.  Depreciation and amortization are provided for in amounts sufficient to amortize the costs of the related assets over their estimated useful lives on the straight-line method for financial reporting purposes, whereas accelerated methods are used for income tax purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109) which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Research and development costs

The Company is currently in the development stage of its product and, therefore, research and development costs are charged to the statement of operations as incurred

Revenue Recognition

Revenue is recorded at that time titles changes hands which occurs at the time of shipment or online delivery. The product does not ship with any warrantee or guarantee provisions.  Defective merchandise, of which there has not been any such instances to date, would be replaced by the Company at no cost to the end user.

Website Development Costs

The Company expenses costs incurred in the development of its website as it believes that the initial development stage, as defined in EITF 00–2 has not yet been completed

.

 Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2007. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

2.

GOING CONCERN

As of June 30, 2007, the Company’s current and total liabilities exceed its current and total assets by $17,304. Additionally, the Company has incurred operating losses since its inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Quarterly Report on Form 10-QSB may include “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which can be identified by the use of forward-looking terminology such as, “may”, “believe”, “expect”,  “intend”, “anticipate”, “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Important factors with respect to any such forward-looking statements include, but are not limited to, weather and climatic conditions, availability and desirability of previously owned recreational vessels, changes in the taxation of vessels and vessel transactions, fuel costs and the taxation of fuel for recreational use, as well as the availability of necessary personnel and general economic conditions within the United States.  The following discussion of the results of operations and financial condition should be read in conjunction with the Financial Statements and related Notes thereto included herein and should be read in conjunction with the audited financial statements and notes thereto contained in Z Yachts’ latest Annual Report filed with the SEC on Form 10-KSB.

Overview

We are a New York Corporation formed on July 19, 2004 and our fiscal year ends on December 31. On August 5, 2004, we amended our certificate of incorporation to effectuate a change of name from JobsInsite.com, Inc. to JobsInSite, Inc. JobsInSite, Inc. (the “Company”) is the successor of a limited liability company organized in August 2003 in the state of New Jersey. Since our incorporation the Company has been in its developmental stages and has generated little revenues, approximately $6,475, from operations since its inception and has incurred, and continues to incur, operating losses.

The Company's business is to internally develop and market career oriented software titles and career reference materials. Except as specified to the contrary, all references to the Company's current business include the activities associated with the development and marketing of career reference materials and career oriented software based products under the direction of Company management. We are a company that is engaged in the design, development and marketing of educational and corporate software training & technology materials (software CDs, online website development tools, and online corporate quizzes) developed to enhance the job search, preparation, and attainment process. These materials are designed for individuals seeking employment and companies who are seeking advantages over their peer competitors in recruiting qualified student and experienced applicants.

Our goal is to become a leading provider of career products and services. Our mission is to provide our customers, including consumers, corporations, non-profits, government agencies and educational organizations, with a complete solution for career services.

The Company’s products are specifically designed for job-seekers across the spectrum of work experience, including the first-time job seeker and the experienced candidate.   The Company is targeting the unemployed and employed. The company is also targeting corporate human resources recruiting departments with its computer-based training software that focuses on specific elements for attaining the applicants’ desired job and position and the employers desired employees.  The Company’s software is intended to be used by job seekers or as a supplemental tool for career service personnel to use in training.  The software is designed to reinforce the strategies and techniques taught in school while also standing as a lifelong reference tool.  For our employer recruiting market, the Company offers a standard package which includes client name/logo inclusion on the CD cover, CD content and section headings; a more tailored package is offered which is centered on development beyond the standard core package. This customer-tailored package includes elements such as (1) resume builder; (2) section quizzes; (3) video and audio content; and (4) custom pages and links.

We developed our products based on our research in the recruiting industry and our understanding of the needs of job seekers and employers. By addressing many of the problems associated with traditional recruiting methods, JobsInSite, Inc. allows employers to more effectively manage their recruiting processes to save time and money and prospective employees to better present themselves to desired prospective employers.

Results of Operations for the six Months Ended June 30, 2007 Compared to the six Months Ended June 30, 2006.

For the six months ended of 2007 we had no revenues as compared to $1,254 for the six months ended of 2006.  Sales, development and marketing of our educational and corporate software training & technology materials were adversely affected during these three months ended June 30, 2007 by our efforts associated with the public offering of our common stock, which concluded when the Securities & Exchange Commission accelerated the effectiveness of our registration statement on July 19, 2007.

Research and development expenses for the three months ended June 30, 2007 decreased by $408, or 85%, to $71.

General and administrative expenses for the three months ended June 30, 2007 increased $14,909, or 177%, to $23,312, as compared to general and administrative expenses of $8,882 for the six months ended June 30, 2006. The increase was related to costs associated with the public offering of our common stock, which included accounting, legal fees, copy and mailing costs, SEC Edgar filing fees, and also other miscellaneous expenses.

Total operating expenses increased $14,501 or163%, to $23,383 for the six months ended June 30, 2007, as compared to total operating expenses of $8,882 for the six months ended June 30, 2006. The increase in total operating expenses was primarily due to the increase in general and administrative expenses discussed above.

Net loss increased by $15,755, or 206%, to $23,383 for the six months ended June 30, 2007, as compared to a net loss of $7,628 for the six months ended June 30, 2006. The increase in net loss was primarily attributable to the increase in general and administrative expense discussed above.

We had an accumulated deficit of $43,814 and total stockholders’ deficiency of $17,304 as of June 30, 2007.

Liquidity and Capital Resources

We had total assets of $5,020 at June 30, 2007, which consisted solely of current assets comprised of cash.

We had negative working capital of $17,304 as of June 30, 2007. The ratio of current assets to current liabilities was 23% as of June 30, 2007.

Our net cash used in operating activities was $(3,288) for the six months end June 30, 2007 which included net loss of $23,383 and an increase in accounts payable of $17,642. Net cash used in operating activities was $21,490 since our inception on July 19, 2004 through June 30, 2007.

We had  $17,900 of  stock  issued  for cash in connection with our sale of 179,000  shares  of  our Common Stock to thirty-six (36) investors for aggregate consideration  of  $17,900  (or  $0.10 per share) during the six months ended June  30,  2006.

The principals of the Company have committed up to an additional $25,000 to fund the Company’s plan of operations for the next 12 months. In the event that revenues from operations cannot cover the expenses needed to fund the Company’s plan of operations for the next 12 months and the costs incurred in its registration statement, the Company may require all or a portion of the principals’ commitment to account for these expenses.

At this time, we have not secured or identified any additional financing. However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Outside of the 25,000 capital commitment from our principals, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. As presented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

Should the Company lack available funding, severe consequences could occur, including among others:

·

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

·	curtailing or eliminating our ability to continue operations; or

·	inability to pay legal and accounting fees and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

An investment in JobsInSite, Inc. involves significant risks.  You should carefully consider the risks and uncertainties described below and the other information in this prospectus before deciding whether to invest in our company.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed which would have a material adverse impact on your invest in our company.

Risks Related to Our Business

We have future capital needs and without adequate capital we may be forced to cease or curtail our business operations.

Our growth and continued operations could be impaired by limitations on our access to capital markets. We expect that funds currently available to the Company will allow us to execute our plan of operations over the next 12 months. The principals of our Company have committed up to $25,000.00 in additional capital to the Company through non-interest bearing unsecured lines of credit to cover the costs associated with this offering, to fund operating costs of our business and to execute our business growth strategies over the next 12 months. However, we can give no assurances that the capital we have raised and the additional capital committed to us from our principals will be adequate for the growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless.

In the event we are unable to obtain additional financing, we may not be able to continue as a going concern.

The Company has generated nominal revenues since inception, had an accumulated deficit of $43,814 as of June 30, 2007 and an accumulated deficit of $20,431 as of December 31, 2006. Additionally, the Company has no employees. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

We do not presently have a traditional credit facility with a financial institution. This absence may adversely impact our operations.

We do not presently have a traditional credit facility with a financial institution. The absence of a traditional credit facility with a financial institution could adversely impact our operations. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our operations and product development efforts.  Without such credit facilities, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our inability to successfully achieve a critical mass of sales could adversely affect our financial condition.

In order to enhance the current version of our software to provide standardized video, software features permitting applicant tracking, full database management of resumes for our clients, multi-language translation, the addition of employees that are focused on marketing, business development, network operations management, and to cover our operating expenses, the Company believes that it will need to generate approximately $300,000 to $350,000 in sales over the next 18 months of operations.  No assurance can be given that we will be able to generate this amount of sales during this period of time. Without such sales volume, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

We have a limited operating history and because of this it may become difficult to evaluate our chance for success.

The Company is the successor of a limited liability company founded in August 2003 in the state of New Jersey. We were formed as a New York corporation in July 2004. Our operating history since inception has shown an upward trend to both the total number of sales and the sales volume, however we can give no assurances that our sales, if any, will continue to increase in the future. Aside from organizational costs incurred, we have not incurred significant expenses to date, but do have a limited operating history which includes the design, sale and delivery of our career-training & recruiting software which have generated a nominal amount of sales. As such, it may be difficult to evaluate our business prospects.

We are a developmental stage company with limited experience in the prepackaged software career sector industry.

We are a development stage company with limited experience in prepackaged career software and employee and employer recruiting business, which means we need to arrange new agreements, raise needed capital, and pay expenses and general administrative fees.  We are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive prepackaged software and career recruiting environment, such as ours, may have difficulty in continuing in the highly competitive environment, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in our Company may become worthless.

Our sales and marketing efforts have yielded limited revenues and there can be no assurance that our future sales  and marketing efforts will lead to sales of our products.

Our sales and marketing efforts have yielded limited revenues to date and we believe we will have to significantly expand our sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of our career software products. There can be no assurance that we will be able to expand our sales and marketing efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our products or support services.  If we are unable to expand our sales and marketing efforts, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

We expect that new products and programs we develop will expose us to risks that may be difficult to identify until such products or programs are implemented.

We are currently developing, and in the future will continue to develop, new products and programs, the risks of which will be difficult to ascertain until these future programs are implemented. For example, we are developing customized new software programs for corporate purchasers to match their corporate hiring processes. Any negative events or results that may arise as we develop new products or programs may adversely affect our reputation, business, financial condition and results of operations.

Our operating results may vary significantly from quarter to quarter as a result of seasonal and other variations to which our business is subject. This may result in volatility or adversely affect our stock price.

We may experience seasonality in results of operations primarily as a result of changes in the unemployment rate, changes in corporate hiring trends in the early winter and summer months and the level of student graduation rates.  We typically generate the largest portion of our reference materials and job training software revenue in the fall and spring months, and we experience lower revenues from these sources during the late fall and summer months.  As our reference materials and job training software revenue grows at varying rates, these seasonal fluctuations may become more evident. As a result, we believe that quarter-to-quarter comparisons of our results of operations may not be a fair indicator and should not be relied upon as a measure of future performance.

We are dependent on Kofi Kankam, our Chief Executive Officer, and Kevin Cadette, Chief Financial Officer, and if we lose them, we will face significant hurdles to continuing operations.

The Company’s performance is substantially dependent on the performance Kofi Kankam and Kevin Cadette.  The loss of the services of Mssrs. Kankam and Cadette could have a materially adverse effect on our business, the results of operations or financial condition.  In addition, the absence of Mssrs. Kankam and Cadette will force us to seek a replacement that may have less experience, or who may not understand our business as well, or we may not be able to find a suitable replacement.

We lack employment agreements with key management risking potential loss of the Company’s top management.

We do not currently have employment agreements with either of Messrs. Kankam and Cadette or key man insurance on the life of either of them. Our future success will depend in significant part on our ability to retain and hire key management personnel. Competition for such personnel is intense and there can be no assurance that we will be successful in attracting and retaining such personnel.  Without such management, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

Our executive officers may significantly influence matters to be voted on.

The Company’s executive officer and directors control approximately 90% of our outstanding Common Stock prior to this Offering.  Accordingly, the Company’s executive officers possess significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control by our founders gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. This control may eventually make the value of any investment in our Company worthless.

Intense competition.

As discussed above, larger and better-funded job and career-oriented companies may pose a competitive threat.  The Company expects competition to intensify in the future.  Numerous well-established companies are focusing significant resources on providing and delivering job supplemental aid currently in the arena of job postings and online offerings related to articles, but which may begin to encompass software-based training supplements.

Our principal competitors can be classified into two main categories:  1) online job boards with training tips and strategies for job applicants; and 2) placement agencies and headhunters.

Online job boards with training tips and strategies for job applicants: This category of our competitors includes companies like CareerBuilder, CareerPath.com, Monster.com and Hotjobs.com. These competitors offer global job postings to which prospective applicants can apply and strategies centered on the development of an applicant’s resume, interviewing coaching and online job search strategies.  Similarly, smaller and more specialized companies, like Techjobs.com which also offers job-search training tips and strategies, are also our competitors.

Placement agencies and headhunters: Placement agencies and headhunters such as dynamics.com and kwb.com are symbolic of this category of competitors that reduce the market opportunity for JobsInSite’s career-based products. Placement agencies and headhunters are competitive as they offer tailored candidate searching and initial interview screens for their corporate clients, while simultaneously helping candidates to be placed into the firms of their choice. Companies that seek to fill various positions and job applicants seeking to obtain these same positions through the use of a placement agency or headhunter reduces the likelihood that either will need or use the Company’s products.

There can be no assurance that the Company will be able to compete successfully or that competitive pressures, including possible downward pressure on the prices it charges for its products, will not adversely affect its business, results of operations and financial condition.

There can be no assurance that the Company’s systems, procedures or controls will be adequate to support the Company’s operations.

The Company’s growth is expected to place a significant strain on the Company’s managerial, operational and financial resources.  Further, if the Company receives additional contracts, the Company will be required to manage multiple relationships with various customers and other third parties.  These requirements will be exacerbated in the event of further growth of the Company or in the number of its contracts. There can be no assurance that the Company’s systems, procedures or controls will be adequate to support the Company’s operations or that the Company will be able to achieve the rapid execution necessary to successfully offer its products and implement its business plan.  The Company’s future operating results will also depend on its ability to add additional personnel commensurate with the growth of its business.  If the Company is unable to manage growth effectively, the Company’s business, results of operations and financial condition will be adversely affected.

Risks Related to Our Common Stock, This Offering and Our Capital Structure

 An active public market for our common stock may not develop.

We currently lack a market for our common stock. An active public market for our common stock may not develop or be sustained after this offering, which could affect your ability to sell your shares or depress the market price of your shares, causing you to lose all or a portion of your investment. Therefore, it is difficult to determine exactly how much a share of our common stock is worth. This makes an investment in our Company very speculative. Because of the illiquid nature of our shares, any investment in our Company may become worthless. In addition, even if a market does develop for our shares it is likely that it will be illiquid and sporadic.

We have not and do not anticipate paying any cash dividends on our common stock.

We have paid no cash dividends on our Common Stock to date and it is not anticipated that any cash dividends will be paid  to holders of our Common Stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

Our Bylaws provide for indemnification of our officers and directors, so it will be difficult to seek damages from our officers and/or directors in a lawsuit.

Our Bylaws provide that the officers and directors of our Company will only be liable to our Company for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by the officers and directors for liabilities incurred in connection with their good faith acts on behalf of our Company. Such an indemnification payment might deplete our assets. Stockholders who have questions respecting the fiduciary obligations of our officers and directors should consult with independent legal counsel. Additionally, it is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

Lack of Liquidity; Limited Transferability.

There has been no prior market for the Company’s Common Stock nor is it expected that one will develop unless and until the Company successfully completes a public offering, if ever. The Shares of Common Stock are being offered pursuant to an exemption from registration under the Securities Act of 1933 which imposes substantial restrictions on the transfer of such securities.  All certificates which evidence the Shares of Common Stock will be inscribed with a printed legend which clearly describes the applicable restrictions on transfer or resale by the owner thereof.  Accordingly, each investor should be aware of the long-term illiquid nature of his investment.  In no event may such securities be sold, pledged, hypothecated, assigned or otherwise transferred unless such securities are registered under the Securities Act and applicable state securities laws or the Company has received an opinion of counsel that an exemption from registration is available with respect thereto.  Rule 144, the primary exemption for resales of restricted securities, is only available for securities of issuers providing current information to the public. Thus, each investor should be prepared to bear the risk of such investment for an indefinite period of time.  See “Description of Securities” and “Placement of the Offering”.

Broker-Dealers may be discouraged from effecting transactions in our common stock because they may be considered a “Penny Stock” and are subject to the applicable Penny Stock rules.

Rules 15g-1 through 15g-9 promulgated under the Exchange Act impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.”  Subject to certain exceptions, a penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. There is currently no established price quotation for our shares, however, we expect that initial quotations will not exceed $5.00 and there is the possibility that the quoted shares price may never exceed $5.00, and that our common stock will be deemed penny stock for the purposes of the Exchange Act.  The additional sales practice and disclosure requirements imposed upon brokers-dealers may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the stock and impede the sale of our stock in the secondary market.  Specifically, any broker-dealer selling penny stock to anyone other than an established customer or “accredited investor,” generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the United States Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on our registration statement on Form SB-2, a current report on Form 8-K or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the second fiscal quarter of 2007, and no meeting of shareholders was held.

ITEM 5. OTHER INFORMATION

On September 28, 2007, JobsInSite, Inc. filed a Registration Statement on Form SB-2 which proposed to register 179,000 shares of its common stock at $.001 par value being offered for sale by selling shareholders. The Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on July 19, 2007.

ITEM 6. EXHIBITS

Exhibit	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
Date: August 9, 2007	/s/ Kofi Kankam By: (Signature) Name: Kofi Kankam Title: Chief Executive Officer

/s/ Kevin Cadette By: (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer