Form 10QSB
period 2007-09-30
JobsInSite, Inc.
filed 2007-11-19
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2007

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

As of November 19, 2007, there were outstanding 2,219,000 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

_________________

PART I – FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT’S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.

CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

September 30, 2007 (unaudited)		December 31, 2006 (audited)
CURRENT ASSETS:
Cash	$ 869	$ 7,808
Accounts receivable	-	-
TOTAL CURRENT ASSETS	869	7,808

TOTAL ASSETS	$ 869	$ 7,808

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	22,324	2,229
TOTAL CURRENT LIABILITIES	22,324	2,229

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,219,000 shares issued and outstanding	2,058	2,058
Additional paid in capital	24,452	23,952
Accumulated deficit	(47,965)	(20,431)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(21,455)	5,579

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ 869	$ 7,808

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		From Inception (July 19, 2004) to September 30, 2007
	2007	2006

REVENUE	$ -	$ 200	$ 6,475

COSTS AND EXPENSES:
Research and development	71	2,168	2,595
General and administrative	27,463	4,346	51,845
TOTAL COSTS AND EXPENSES	27,534	6,514	54,440

NET LOSS	$ (27,534)	$ (6,314)	$ (47,965)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.00)	(0.02)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,219,000	2,119,556	2,219,000

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,
	2007	2006

REVENUE	$ -	$ -

COSTS AND EXPENSES:
Research and development	-	1,649
General and administrative	4,151	3,874
TOTAL COSTS AND EXPENSES	4,151	5,523

NET LOSS	$ (4,151)	$ (5,523)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,219,000	2,017,778

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,		FROM INCEPTION (JULY 19, 2004) TO SEPTEMBER 30, 2007
	2007	2006

OPERATING ACTIVITIES:
Net loss	$ (27,534)	$ (6,314)	(47,965)
Changes in operating assets and liabilities:
Accounts receivable		(2,769)
Accounts payable and other accrued liabilities	20,095	4,453	22,324

NET CASH USED IN OPERATING ACTIVITIES	(7,439)	(4,630)	(25,641)

FINANCING ACTIVITIES:
Increase in paid-in capital	500	11,310	26,510
NET CASH PROVIDED BY FINANCING ACTIVITIES	500	11,310	26,510

INCREASE (DECREASE) IN CASH	(6,939)	6,680	869

CASH - BEGINNING OF PERIOD	7,808	915	-

CASH - END OF PERIOD	$ 869	$ 7,595	$ 869

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Form SB2A that included the audited financial statements for the year ended December 31, 2006.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational and technical activities including the marketing of its products to potential business clients, development of business strategies, creation of an online product distribution mechanism and business strategy, activation of online keyword searches, and adaptation of the website.

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

Research and development costs

The Company is currently in the development stage of its product and, therefore, research and development costs are charged to the statement of operations as incurred.

Revenue Recognition

Revenue is recorded at that time titles changes hands which occurs at the time of shipment or online delivery. The product does not ship with any warrantee or guarantee provisions.  Defective merchandise, of which there has not been any such instances to date, would be replaced by the Company at no cost to the end user.

Website Development Costs

The Company expenses costs incurred in the development of its website as it believes that the initial development stage, as defined in EITF 00–2 has not yet been completed.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained in this report on Form 10-QSB, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis or Plan of Operation -- Risk Factors" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement.

Overview and Plan of Operation

JobsInSite, Inc. (“JIS” or the “Company”) is a New York Corporation that was formed on July 19, 2004 and our fiscal year ends on December 31. On August 5, 2004, we amended our certificate of incorporation to effectuate a change of name from JobsInsite.com, Inc. to JobsInSite, Inc. JIS is the successor of a limited liability company organized in August 2003 in the state of New Jersey. Our principal executive office is located at 426 West 49th Street, Suite 4A, New York, New York,  10019. Our telephone number is (646) 483-4386, and our fax number is (530) 323-7253. Our corporate website can be found at www.jobsinsite.com.

The Company's business is to internally develop, market and sell career oriented software and career reference materials.  We are a company that is engaged in the design, development, and marketing of educational and corporate software training & technology materials (software CDs and online website development tools) developed to enhance the job search, preparation, and attainment process. These materials are designed for individuals seeking employment and companies who are seeking advantages over their peer competitors in recruiting qualified student and experienced applicants.

How we generate revenue

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

Recent developments

We developed our products based on our research in the recruiting industry and our understanding of the needs of job seekers and employers. By addressing many of the problems associated with traditional recruiting methods, our products allow employers to more effectively manage their recruiting processes to save time and money and prospective employees to better present themselves to desired prospective employers.

As we make progress in building our business, we will provide brief overviews of some of the recent accomplishments that we deem important to our future growth. Here are some of the milestones achieved in or near the three months ended September 2007.

1.

Website Upgrade

JIS has recently upgraded its website to more efficiently market and distribute its educational software.   To improve the distribution of its software products, JIS has developed an online demo which may be viewed remotely.  This password-protected software demonstrates the capabilities of our products while enabling management and the prospects to interact live on a real time basis. The upgrade allows the Company to customize a demo and present remotely to a geographically distant prospective client. The header and pictures on the website have also been updated to improve appearance and navigability.

2.

Online Product Distribution

JIS is in the final stages of launching the addition of a new distribution mechanism of its four products to consumers through its website.   By the beginning of December 2007 the Company expects that its full product suite will be available for download onto a client’s computer as compared to our current physical CD duplication process.   This added capability is expected to positively impact sales and address the requirements of prospective clients that indicated a need for a software license to distribute the products as opposed to the current physical CDs.

3.

Online Search Optimization

The Company has recently launched a keyword search on Google to drive online prospects searching for job search tools.  Prospects that use Google’s online search service to research such terms as “jobs”, and “job training” may be served with a list of companies which include JIS.  The Company is currently fine-tuning this keyword search service capabilities and will increase its efforts in this regard as part of its marketing campaign upon the launch of its online product distribution.

Results of Operations for the Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the three months ended September 2007 and 2006, we had no revenues.

Our operating expenses decreased by $1,372, to $4,151 for the three months ended September 30, 2007, as compared to operating expenses of $5,523 for the three months ended September 30, 2006. Our operating expenses for the three months ended September 30, 2007 included general and administrative expenses of $4,151 compared to $3,874 for the period ended September 30, 2006; and research and development costs of $0 compared to $1,649 for the period ended September 30, 2006. The primary reason for the decrease in our operating expense was due to the lack of research and development expenses.  Sales, development and marketing of our educational and corporate software training & technology materials were adversely affected during the three months ended September 30, 2007 by our internal efforts associated with developing the online distribution capability of our software products in addition to the public offering of our common stock.

Results of Operations for the Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006.

For the nine months ended of 2007 we had no revenues as compared to $200 for the nine months ended September of 2006.

Research and development expenses for the nine months ended September 30, 2007 decreased by $2,097 to $71. General and administrative expenses for the nine months ended September 30, 2007 increased $23,117 to $27,463 as compared to general and administrative expenses of $4,346 for the nine months ended September 30, 2006. The increase was related to costs associated with the public offering of our common stock, which included accounting, legal fees, copy and mailing costs, marketing, travel, and other miscellaneous expenses.

Total operating expenses increased $21,020 to $27,534 for the nine months ended September 30, 2007, as compared to total operating expenses of $6,514 for the nine months ended September 30, 2006. The increase in total operating expenses was primarily due to the increase in general and administrative expenses discussed above.

Net loss increased by ($21,220) to ($27,534) for the nine months ended September 30, 2007, as compared to a net loss of ($6,314) for the nine months ended September 30, 2006. The increase in net loss was primarily attributable to the increase  in general and administrative expense discussed above.

Liquidity and Capital Resources

We had total assets of $869 at September 30, 2007, which consisted solely of current assets comprised of cash.

The ratio of current assets to current liabilities was 4% as of September 30, 2007.

We had total liabilities of $22,324 as of September 30, 2007, which consisted solely of current liabilities.

We had an accumulated deficit of ($47,965) and total stockholders’ deficiency of ($21,455) as of September 30, 2007.

Our net cash used in operating activities was $(7,439) for the nine months end September 30, 2007 which included net loss of ($27,534) and an increase in accounts payable of $20,095. Net cash used in operating activities was ($25,641) since our inception on July 19, 2004 through September 30, 2007.

We had $500 in net cash provided by financing activities for the nine months ended September 30, 2007, which consisted solely of capital committed by management.

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

At this time, we have not secured or identified any additional financing. However, we will continue to incur normal operating expenses and routine fees and expenses incident to our reporting duties as a public company. Outside of the remaining $25,000 of the capital commitment by our principals, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse or pay salaries to any of our officers, directors or shareholders or their affiliates. As represented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

Should the Company lack available funding, severe consequences could occur, including among others:

•

failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

•

curtailing or eliminating our ability to continue operations; or

•

inability to pay legal and accounting fees and other operating expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

RISK FACTORS

An investment in JobsInSite, Inc. involves significant risks.  You should carefully consider the risks and uncertainties described below and the other information contained in this report on Form 10-QSB before deciding whether to invest in our company.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed which would have a material adverse impact on your invest in our company.

Risks Related to Our Business

We have future capital needs and without adequate capital we may be forced to cease or curtail our business operations.

Our growth and continued operations could be impaired by limitations on our access to capital markets. We expect that funds currently available to the Company will allow us to execute our plan of operations over the next 12 months. In January 2007 the principals of JIS committed up to $25,000.00 in additional capital to the Company through non-interest bearing unsecured lines of credit to cover the costs associated with the public offering, to fund the operating costs of the business and to execute its business growth strategies over the next 12 months. However, we can give no assurances that the capital we have raised and the additional capital committed to us from our principals will be adequate for the growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless.

In the event we are unable to obtain additional financing, we may not be able to continue as a going concern.

The Company has generated nominal revenues since inception, had an accumulated deficit of ($47,965) as of September 30, 2007 and an accumulated deficit of ($20,431) as of December 31, 2006.  Our independent auditors added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended September 30, 2007, relative to our ability to continue as a going concern.  Additionally, the Company has no employees. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

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

We have a limited operating history and because of this it may become difficult to evaluate our chances for success.

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

The Company’s executive officer and directors control approximately 90% of our outstanding Common Stock.  Accordingly, the Company’s executive officers possess significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control by our founders gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. This control may eventually make the value of any investment in our Company worthless.

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

We will incur increased costs as a result of our becoming a publicly reporting company.

We are a publicly reporting company in the U.S. As a public company, we incur legal, accounting and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements. We also incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and the National Association of Securities Dealers (the “NASD”). We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, if we can obtain such insurance at all.  We may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar liability coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed in our registration statement on Form SB-2, or a quarterly report on Form 10-QSB, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended September 30, 2007, and no meeting of shareholders was held.

ITEM 5.

OTHER INFORMATION

On September 28, 2006, JobsInSite, Inc. filed a Registration Statement on Form SB-2 which proposed to register 179,000 shares of its common stock at $.001 par value being offered for sale by selling shareholders. The Form SB-2 Registration Statement was declared effective by the United States Securities and Exchange Commission on July 19, 2007.

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

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report  to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)
Date: November 19, 2007	/s/ Kofi Kankam By: ____________________ (Signature) Name: Kofi Kankam Title: Chief Executive Officer

/s/ Kevin Cadette By: ____________________ (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer