Form 10QSB/A
period 2007-06-30
JobsInSite, Inc.
filed 2008-02-08
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

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

Yes [X ]  No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [  ]

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

(Registrant)
Date: February 7, 2008	/s/ Kofi Kankam By: (Signature) Name: Kofi Kankam Title: Chief Executive Officer

/s/ Kevin Cadette By: (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer