Form 10KSB
period 2007-12-31
JobsInSite, Inc.
filed 2008-04-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 333-137624

JOBSINSITE, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	90-0191208 (IRS Employer Identification No.)

426 West 49th Street, Suite 4A New York, NY 10019 (Address of Principal Executive Offices)

(646) 483-4386 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

The issuer’s revenue for the most recent fiscal year ended December 31, 2007 was $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $17,900 as of December 31, 2007, based upon the per share closing sale price of our most recent offering of $0.10.

As of March 31, 2008, the registrant had 2,625,425 shares of common stock outstanding, $.001 par value per share.

Documents incorporated by reference: None.

Transitional small business disclosure format: Yes [  ]   No [X]

Form 10-KSB

For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

Item 2.

Description of Property

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Item 7.

Financial Statements

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A.

Controls and Procedures

Item 8B.

Other Information

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons:

Compliance with Section 16(a) of the Exchange Act

Item 10.

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

i

Form 10-KSB

For the Fiscal Year Ended December 31, 2007

PART I

Forward Looking Statement

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events. The terms “JobsInSite,” “JOBI”, “we,” “us,” “our,” and the “Company” refer to JobsInSite, Inc.

ITEM 1.  DESCRIPTION OF BUSINESS

About JobsInSite, Inc.

On July 19, 2004, we were incorporated in the state of New York as JobsInSite.com, Inc. and our fiscal year ends on December 31. Since its incorporation the Company has generated nominal revenues from operations and has incurred, and continues to incur, operating losses.

The Company has authorized capital stock of 50,000,000 shares of common stock, par value of $.001. On August 5, 2004, we amended our certificate of incorporation to effectuate a change of name from JobsInsite.com, Inc. to JobsInSite, Inc. JobsInSite, Inc. (the “Company”) is the successor of a limited liability company organized in August 2003 in the state of New Jersey.

Our principal executive office is located at 426 West 49th Street, Suite 4A, New York, New York, 10019. Our telephone number is (646) 483-4386, and our fax number is (530) 323-7253. Our corporate website can be found at www.jobsinsite.com. The information on our web site is not a part of this memorandum.

Our Company Overview

We are a company that is engaged in the design, development, sale and marketing of educational and corporate software training & technology materials (software CDs, online website development tools, and online corporate quizzes) developed to enhance the job search, preparation, and attainment process. These materials are designed for individuals seeking employment and companies who are seeking advantages over their peer competitors in recruiting qualified student and experienced applicants.

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

We developed our products based on our research in the recruiting industry and our understanding of the needs of job seekers and employers. By addressing problems associated with traditional recruiting methods, JobsInSite allows employers to manage their recruiting processes to save time and money and prospective employees to better present themselves to desired prospective employers.

COMPETITION

JobsInSite competes with several companies, including campus recruiting personnel, recruiting search firms, executive search firms, that offer predominately a single "job board" solution, such as CareerBuilder, Monster.com, and Career Mosaic, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. JobsInSite also competes with large Internet information hubs, or portals, such as AOL.com. JobsInSite may experience competition from potential customers to the extent that they develop their own career attainment solutions. In addition, JobsInSite competes with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers' total recruiting budgets. JobsInSite believes that there will be rapid business consolidation in the online career services industry. Accordingly, competitors may rapidly acquire significant market share. JobsInSite expects to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

Employees

As of December 31, 2007, the Company had no employees. Depending on product demand, the Company intends to contract persons on a temporary and part-time basis until there is need for a full-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 426 West 49th Street, Suite 4A, New York, New York, 10019. The Company believes that this space will be sufficient for its needs or until such time as Company growth necessitates the need to find larger office space.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock was first cleared for quotation on the OTCBB under the symbol “JOBI” on February 21, 2008.  Prior to that, there was no market for our common stock.

Holders of Our Common Stock

As at March 31, 2008, we had forty (40) registered holders of our common stock. We have no equity based compensation plans or outstanding options or warrants.

Dividends

To date, we have not declared or paid any dividends on our outstanding shares.  We  currently  do  not anticipate  paying  any  cash  dividends in the foreseeable  future  on our  Common  Stock.  Although  we  intend to retain our earnings  to  finance  our  operations and future growth, our Board of Directors will  have  discretion  to  declare and pay dividends in the future.  Payment of dividends  in the future will depend upon our earnings, capital requirements and other  factors,  which  our  Board  of  Directors  may  deem  relevant.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of the most recently completed fiscal year we did not have any compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Reports to Stockholders

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and will file periodic reports, proxy statements, and other information with the United States Securities and Exchange Commission.  We will send an annual report to stockholders containing audited financial statements whether or not we hold an annual meeting of stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

On March 20, 2008, we issued 376,425 restricted shares of common stock to Kwajo Sarfoh for legal services and 30,000 to Island Stock Transfer Company for transfer agent services rendered. We claimed an exemption from registration afforded by Section 4(2) of the Securities Act because of the limited number of persons involved in each transaction, our previous relationship with the recipients, the access of such persons to information about us that would have been available in a public offering and the absence of any public solicitation or advertising.  Also, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following Management’s Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management’s current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements.

Overview

INDUSTRY BACKGROUND

Employee recruiting is one of the most critical business processes performed by companies today. According to industry sources, businesses in the United States spent in excess of $13 billion in 1997 to hire new employees by advertising job openings in newspapers and by hiring recruitment search firms.

Recruiting employees has become increasingly more challenging in recent years as a result of the following trends:

•

GROWING LABOR SHORTAGE:  JobsInSite believes that the labor pool is growing more slowly than it has in the past, making it more difficult for employers to find adequate staffing. The U.S. Bureau of Census projects a continued growth in the elderly population, with one in five United States citizens being considered elderly by the year 2030. Additionally, the U.S. Bureau of Labor Statistics estimates the growth in the labor force to drop to 11% during the period from 1996 to 2006 compared to 14% over the previous ten year period. This indicates both a large population leaving the workforce and fewer replacements for them.

•

LABOR SUPPLY AND DEMAND DISPARITY:  JobsInSite believes that many industries are creating more jobs than there are qualified individuals available to fill them. For example, an Information Technology Association of America study indicates that 10% of three core information technology positions, programmers, systems analysts and computer engineers, are currently vacant.

•

REDUCED TENURE:  JobsInSite believes that employees currently change jobs more often than in the past, making it more difficult for employers to retain qualified, experienced individuals.

•

INCREASED EMPLOYEE TURNOVER.  We believe that employees currently change jobs more often than they have in the past and that even satisfied employees are increasingly investigating job opportunities. This makes it more difficult for employers to retain qualified, experienced individuals and increases the number of hiring’s that must occur each year in order to maintain or grow an employer's workforce.

•

INCREASED URGENCY TO REDUCE TIME TO HIRE.  JobsInSite believes that there is a shortage in highly skilled job seekers. As a result, qualified candidates must be hired quickly or they may be lost to competitors. The ability to quickly hire qualified employees may have a significant influence on the future success of a company.

JobsInSite believes that it can benefit from an increase of three main elements that define its marketplace: 1) an increase in respondents using the internet to find jobs; 2) an increase in companies using online websites and related tools to post jobs and identify candidates, and 3) an increase in the number of jobs available for jobseekers.

 In 1998, only 14% of respondents with internet access reported looking for jobs online using recruiting websites with job postings and tips and strategies similar to what the Company offers.  In 2003, this number increased to 42% according to researchers at Forrester Research.  A demonstration of Monster.com’s usage in 2800 colleges and universities is demonstrative of the widespread appeal of using the internet and related tools & software for job-training and job-searching.  In 2001, online job seekers were listed at approximately 1-2 million persons.  By 2003, this number had increased to 7-9 million.

Perhaps motivated by the decrease in costs from $1,383 for the average employee recruited through temporary agencies versus the $152 per employee who is recruited online, according to Thomas Wiesel Partners, most global 500 companies have a fully-integrated digital recruiting process.  A 2003 report in the Wall Street Journal (“Special Report – Technology”, 9/16/03) indicated that in 1998 29% of the Fortune 500 companies had an online recruiting tool and mechanism.  By 2004, this number had risen to 92% of the Fortune 500.These companies are favorable targets for JobsInSite because they are already using this type of technology to recruit job candidates. The Fortune 500 have adopted a variety of tools including their own online career websites and applicant tracking systems and related technological tools of their outsourced vendors. These tools are a principal reason for the growth in online jobseekers increasing from 1-2 million in 2001 – 2002, to 5-10 million by 2003 (Thomas Wiesel Partners).  Between 2001 and 2004, companies spend for online recruiting increased by 52% while offline print ads decreased by 31% according to Forrester Research. In fact, in 2003, Jupiter and Forrester Research experts estimated that by 2005, the size of the online career advertising market would grow to approximately $2 billion-$4 billon.

Of equal significance to analyzing the market opportunity for JobsInSite within the corporate and individual client markets is the job hiring trends; 31% of hiring managers report difficulties in finding qualified candidates which is likely correlated to the jobless claims dropping 9,000 persons to 315,000 persons in August 2005 based on an online employment report from MSBC.com..   Employers reported an addition of 128,000 new jobs in August of 2005 with unemployment falling to 4.7% based on the August employment report of the Department of Labor.  This improvement in the job market, symbolized by a drop in job cut announcement of 24% from the same time in 2005 (Department of Labor), bodes well for JobsInSite.

An increase in consumers using the internet to find jobs, an increase in companies using online websites and related tools to post jobs and identify candidates, and an increase in the number of jobs available for jobseekers, contributes to the potential market opportunity for JobsInSite.

HOW WE GENERATE REVENUE

The Company's business is to internally develop and market career oriented software titles and career reference materials. Except as specified to the contrary, all references to the Company's current business include the activities associated with the development and marketing of career reference materials and career oriented software based products under the direction of Company management.

JobsInSite provides both active job seekers and passive job seekers and individuals who are not actively looking for new jobs with the tools to find, explore, evaluate and compete for job opportunities. We are a company that offers software training & reference materials which address the lack of knowledge on the job search, preparation, and attainment process that plague many persons and human resource personnel during their employment/employee search.  The mission of JobsInSite is to equalize the playing field for all persons looking to find a job and build a career by addressing a specific lack of knowledge and execution abilities in resume construction, interview/negotiation, and overall job search processes. The Company’s products are specifically designed for job-seekers across the spectrum of experience including the first-time job-seeker and the experienced candidate.  The Company will focus its energy on a few key efforts to target these highly-motivated consumers with its computer-based training software that focuses on specific elements for ultimately attaining the dream job.

JobsInSite achieves this aim by offering specific, detailed, and informative strategies and training through its CD-based software.  Our mission entails offering robust tools for all expertise levels.  The Company’s software will reinforce and broaden jobseekers’ understanding of the necessary steps to ultimately achieve their career objectives. Additionally, JobsInSite is committed to teaching our users proven methods to leverage the Internet with specific techniques to enhance their ability to identify and achieve their best possible job opportunities.

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

BUSINESS OPERATIONS

JobsInSite provides career-based training software and reference materials that teach vital skills to support the job search, preparation, and attainment process for persons of all educational and employment levels.  The Company created these products as books in 2003 and converted them into interactive software in 2004 upon realizing the need and usefulness of such software products.

The career training reference materials the Company developed during this period include the following:

1.

Internet Job-Hunting: What Exists & How Best to Harness It. This resource presents a detailed and informative demonstration of the wide range of resources available to assist job applicants in securing the desired job. The material covers several proven online job search and application strategies to maximize the applicant’s potential to secure the desired job.

2.

Building the Perfect Resume for that Perfect Job.  Reference includes a detailed and thorough exploration and analysis of several critical elements, as well as detailed step-by-step instructions and strategies to construct the perfect resume. In this material the Company provides a rigorous detailed perspective on the critical aspects of a resume and the significance of each section.

3.

JobsInSite 100+ Jobs Site Analysis. JobsInSite 100+ Jobs Site Analysis offers an overview and numerically-based analysis of 100 top profession and career sites across various industries, locations, and job-types. The Company’s analysis of these websites will direct the applicant towards appropriate websites aimed at assisting them in locating and acquiring their desired job. This reference provides a targeted and focused approach at distinguishing the types of opportunities available at numerous Internet portals for specific industries.

4.

The Fantastic Interview & Negotiation: How to Come Across as the Right Person & Get What you Want.  This reference is a detailed guide that explains what is necessary before, during, and after an interview designed to improve the applicants’ chances of securing the desired position. It also covers fundamental negotiation skills.

The Company’s training software products were developed and specifically designed to address the needs of both white-collar and blue-collar professionals and job-seekers. The software’s focus is centered on resume creation, internet job-hunting, interviewing, and negotiation, and is a strong tool for those looking for either a refresher or reference tool. The Company's computer software products, particularly those designed for the 1st time job seeker and experienced executives, are designed to be used without extensive computer experience.

The four products complement each other to create a cohesive suite and thus far, a significant majority of our sales have involved customers purchasing the entire product suite rather than individual product sales.

GROWTH STRATEGY

Management believes that numerous companies and persons have a need for Company’s products. The Company’s products will offer consumers immediate support and improvement in attaining a job or career for all users of varied expertise and training.  The Company’s goal is to become the leading software provider of resume construction, interview and negotiation, and overall job search processes to the first-time job-seeker and the experienced candidate.

The Company believes it can achieve long-term growth in revenue and profitability through the following eight-part growth strategy:

Enhance and Expand JobsInsite’s Online Career Service Offerings. To obtain a market presence for its brand and as a vehicle to sell the Company’s products, the Company has established and continues to modify its online website at www.jobsinsite.com. The website displays the various software CDs and offers improved purchasing functionality.  The purchasing option was enhanced to display text samples of the software for viewing. The Company intends to continue to devote resources to enhance and expand its current offerings and add new and innovative products to enable employers and job seekers to more effectively leverage the benefits of the Internet. Current efforts include adding features that allow employers to more effectively target potential job seekers through interactive job advertising and creating job search capabilities. An advertising and marketing plan after study of the internet channel and all other channels will be developed and executed over the course of time.

Establish Long-Term Strategic Alliances With Prominent Universities, Colleges and Non-Profits.  JobsInSite will continue to seek partnerships with various educational institutions and organizations to purchase its products and build multi-year relationships. In all cases, JobsInSite will offer both year-based and volume-based discounts for its partners. JobsInsite will use its online presence, with regard to both its websites and its website-generated sales, to gain leverage in establishing relationships with educational partners.

Within this domain, the Company’s principal business activity will consist of contacting and demonstrating to educational organizations and non-profit entities the utility of the software for their students and career hiring requirements.  Management will attempt to derive multiple software product sales and extend the relationships to multi-year contracts.   If successful in selling its product, the Company will also attempt to offer co- sponsorship opportunities for various educational advertisers or potentially online universities who may be interested in reaching the targeted customer demographic of JobsInSite through sponsorship and advertising.

JobsInSite is focused on forming strategic alliances with prominent schools (universities, colleges, trade schools, and community colleges), and non-profits and has contacted schools and non-profits within the last 12 months. The Company intends to assemble a high-quality brochure to send to career placement officials at these institutions.  JobsInSite plans to leverage and develop strategic alliances with prominent schools and non-profits and thereby broaden the scope of its offerings.

Establish Long-Term Strategic Relationships With Corporations.  JobsInSite is establishing working relationships with major corporations to provide effective employee and executive recruitment solutions for their hiring needs. The Company has contacted Fortune 1000 companies and will continue to devote significant time and resources to development of human resource personnel relationships.  This effort occurred over the course of 18 months and involved several steps to position JobsInSite as a potential vendor supplier to these entities.  These efforts are and will be followed by the completion and submission of an online vendor request form for each corporation.   The Company then identifies and engages in discussions with supplier procurement personnel within human resources and supplier development.

Minority Business Enterprise and Small Disadvantages Business Certification. JobsInSite has completed certification paperwork to attain contract opportunities from nationally recognized corporations, universities and government agencies.  These certification efforts involved the amassing and completion of various supporting documents, conducting on-site interviews, and answering of various written and oral questions.  In July of 2005, the Company was certified by the National Minority Supplier Development Council (NMSDC).  In July 2006 the Company completed its recertification paperwork with the National Minority Supplier Development Council (NMSDC).  Management completed these forms in order to maintain its ability to qualify for supplier diversity initiatives with certain target.

Additionally, in August of 2005, JobsInSite was recognized by the New York City Small Business Services as a certified minority business enterprise (MBE).  In October of 2005, the Small Business Association certified JobsInSite as a small disadvantaged business (SDB).  For the NMSDC MBE certification, JobsInSite had to demonstrate that it was 51% owned by minorities. Management had to offer identification, participate in an in-person interview and show and sign documents demonstrating and testifying to its minority ownership.  The process consumed a few months; in July 2006, JobsInSite was re-certified for another year.  Similarly, the SBA SDB certification required that the Company be owned by 51% minority ownership. The certification also required Management to have less than $750K in investable assets each and to have been in operations for less than three years. For each certification, the Company had to provide several documents including tax returns, stock certificates, personal financial statements, resumes, and other related paperwork.  Each of these certifications will further advance JobsInSite’s ability to attain contracts for its job-training software. To date, the Company has not received any of its sales solely for being minority-certified; however, it has been a contributing factor for its sales to NJIT and Rutgers accounting for over $6,200 in revenues.

Target Professional Career Services Products to Specific Industries.  JobsInSite intends to focus initially on career and resume building training in various professional fields including health care, management development, information technology/engineering and education.  These fields are characterized by (i) large, dispersed and changing professional populations; (ii) rapid changes in subject matter; and (iii) requirements for continuing education or professional development.

Direct Marketing. The Company seeks to increase the demand for its products through intensive local, regional and national direct marketing programs specifically crafted for each corporation and university to maximize that Company’s market penetration. The newspaper channel was initially selected as a strong area for marketing and advertising to potential clients.  Various initial advertisements were placed in the regional newspapers of Ohio, which were selected based on the fact that it is the home state of CEO, Kofi Kankam, and the market where Mr. Kankam better understood the newspaper readership, their circulation rate, readership level, and also as the costs were lower in price when compared with newspapers in New York City where Mr. Kankam now resides.

The Company believes that major benefits can result from carefully crafted, targeted marketing programs that leverage its products’ strength and build brand name recognition. Management plans to use a diversified media, direct response approach, including direct mail, Internet-based advertising, infomercials, other television-based advertising, newspaper advertising and other print media, to attract targeted populations. The Company places particular emphasis on junior and senior level college and secondary graduate students because this market typically produces a steady supply of consumers for its products.

Entering New Service Areas.  There are three main products, features and services that we have in various stages of development.  The first encompasses an updated front end or GUI (user graphical interface) for our software which will feature new customization capabilities. GUI will be more graphically attractive than our present software while ensuring a more seamless integration with future client branding.  This will be accomplished by allowing more featured elements that will be more easily changed to accommodate the logos and color schemes of future clients.  This will make our product more attractive to clients as it will be more in line with their current branding schemes.

The second update to our product offering is a new service which will allow our clients to download the software directly over the Internet circumventing the use and distribution of CDs.  This will be used as opposed to a distance workshop, and is more inline with our current business model.  By allowing access to our product via the internet we can have the advantage of the distance workshop proposal by being able to have clients anywhere via the internet while having no user volume limits.  It also circumvents the workshops' disadvantage of needing expensive personnel conducting them.  The downloading service will allow our customers to quickly download our product as opposed to waiting for CDs to be produced and delivered.  With the rampant continued increase in availability of high speed internet access it is feasible that customers downloading our product can be a main means of distribution.  This will significantly save the company in distribution costs.  This service will reside on our current website. This service is in the design phase of the development cycle and we anticipate that it will be ready for use in the next four months.  We do not foresee any additional cost for the development of this service as it is currently being developed internally.

Expanding Domestically and Internationally. The Company will focus its activities in New York and New Jersey with particular focusing on smaller institutions.  With success, the Company will expand its efforts to include other areas of the Northeast including Connecticut, Massachusetts, and Pennsylvania as it begins to build a regional customer base and work through some college and university conferences by client referral. Eventually, the Company expects to serve a diversified customer base in various parts of the United States. The Company also plans to have its reference materials and career-based software translated and offered outside North America where the Company believes significant opportunities exist. During the upcoming years, the Company plans to expand its business to include the sale and delivery of its products globally, focusing on Mexico and multi-lingual countries.

SALES & ADVERTISING STRATEGY

The Company’s sales strategy is built primarily upon key relationships that we have and continue to develop with universities, colleges, non-profits, and corporations.  We have found that by leveraging these relationships we have been able to present our company and products with higher efficiency than cold calling.  Coupled with leveraging our Minority Business Enterprise Status and the National Minority Supplier Development Council’s network of companies, we have been able to reach key persons in target companies schools and organizations without paying for traditional advertising.

Once we have made contact with key decision makers we then follow-up the initial conversations with electronic presentations and downloadable software demonstrations.  All of these efforts mitigate initial travel in our sales efforts.  Once a prospect expresses interest in our products we then meet in person, if needed.  We are looking to leverage the internet for companies not located in close proximity.  By using online meeting services we hope to moderate initial sale travel expenses and keep our sales efforts as efficient as possible.

DISTRIBUTION STRATEGY

All of the Companies products are CD based. The distribution method is one based on production as needed and we hold no inventory beyond a few samples which we often mail to prospective customers with whom we have interacted. Our distribution method does not require us to carry any inventory as our products are produced once a customer completes an order.  After internally developing the customized master client CD, we then send the master CD and mock-up CD cover to the customer for approval. Upon approval, we contact Rovix or Discmakers, our preferred CD fabricators, to duplicate the customized CD master for the requisite amount needed to fill the customer order.   A sample set of the customized CDs are then shipped to us for quality control. Upon quality approval, Rovix or Discmakers, or a similar duplication disc maker, then completes production and ships the balance to us, which we then ship directly to the customer to complete of the sale. The average cycle for this process, from customer order to customer delivery, is ten days. The Company has no dependence on any individual supplier.

Results of Operations for the Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Our income for the twelve months ended December 31, 2007 was $0.  This was a decrease of $3,038, or 100%, as compared to income of $3,038 for the twelve months ended December 31, 2006.  The decrease in income was due to the fact that we were unable to complete a sale of our products for the twelve months ended December 31, 2007.

General and administrative expenses for the twelve months ended December 31, 2007 were $34,634.  This was an increase of $19,400, or 56%, as compared to general and administrative expenses of $15,234 for the twelve months ended December 31, 2006.  During the twelve months ended December 31, 2007, we incurred significant professional services fees consisting of accounting and legal fees in connection with the offering of our common stock, filing fees, dues, advertising and promotional expenses, computer and internet expenses, office expenses and other miscellaneous operating expenses, which we did not incur for the twelve month period ended December 31, 2006.

For the same period we had research and development expenses of $71. This was a decrease of $1,191, or 94%, as compared with $1,262 for the twelve months ended December 31, 2006. The decrease in research and development expenses is related to the expenses incurred in the development of our software product demonstration for the twelve months ended December 31, 2006.

We had net loss of $34,705 (or basic and diluted loss per share of $0.01) for the twelve months ended December 31, 2007, as compared to net loss of $13,458 (or basic and diluted loss per share of $0.01) for the period the twelve months December 31, 2006.  The increase in net loss was primarily due to the increase in professional services fees consisting of accounting and legal fees in connection with the offering of our common stock.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $102 consisting of cash.

As of December 31, 2007, we had total current liabilities of $24,500 consisting of legal fees and filing fees in connection with the offering of our common stock.

We had negative working capital of $24,398 as of December 31, 2007.

We had an accumulated deficit of $55,136 and total stockholders’ deficiency of $24,398 as of December 31, 2007.

Our net cash used in operating activities was $12,434 for the twelve months end December 31, 2007 which included net loss of $34,705 and an increase in accounts payable of $22,271 as compared to net cash used in operating activities of $11,007 for the twelve months end December 31, 2006 which included net loss of $13,458 and accounts payable of $2,451. Net cash used in operating activities was $28,136 since our inception on July 19, 2004 through December 31, 2007.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2007. To make up for some of this short fall, we had $4,728 in net cash provided by financing activities for the twelve months ended December 31, 2007, which consisted solely of capital committed by management.

In 2007, the principals of the Company committed up to an additional $25,000 to fund the Company’s plan of operations for the next 12 months. In the event that revenues from operations cannot cover the expenses needed to fund the Company’s  plan of operations for the next 12 months, the Company may require all or a portion of the principals’ remaining $20,272 commitment to account for these expenses.

At this time, we have not secured or identified any additional financing but expect that funds currently available to the Company, including the principals’ remaining $20,272 commitment, will allow us to execute our plan of operations over the next 12 months. Outside of the principals’ remaining $20,272 commitment, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse any of our officers, directors or shareholders or their affiliates. As represented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

Plan of Operations for the Twelve Months Ending December 31, 2008

During the next 12 months, JobsInSite plans to develop a new version of its software.   The efforts of JobsInSite to date have been largely concerned with establishing an updated product and network foundation upon which future anticipated sales could be built.  Though JobsInSite has used its previous efforts to establish various partnerships with different entities like Rutgers University, the New Jersey Institute of Technology, and Streetwise Partners, the total sales figures have been limited to date.  Efforts have and will continue to center largely on establishing relationships with colleges, universities, trade schools and non-profits, attending conferences, and utilizing pre-existing contacts.  While these efforts will be continued as part of the ongoing marketing campaign, there has been and will continue to be an increased strategic allocation of time and resources to website development, product development, and the attainment of strategic partnerships.

JobsInSite has maintained its focus on developing relationships and has attended some conferences and been in contact with various pre-existing contacts to build prospective sales channels.  Additionally, previous universities including Rutgers and the New Jersey Institute of Technology, have been contacted for future sales.  Though these efforts have not yet proven successful, JobsInSite will continue to reach out to various entities.

JobsInSite management plans that increased sales will be based upon an improvement of its software and website.  Improvements with regard to the usability, presentation, and customization of its software have occurred and will continue to be the focus of management over the next twelve months.  In November 2006, the Company completed the design of its software demonstration for potential clients, which is selectively made available to prospective clients with whom the Company is interacting.  Management is working to improve the software demonstration further.  JobsInSite management will elevate the quality of the website where its products are marketed and sold and expects that these efforts will generate a higher response rate with corporations, schools and non-profits.

Over the course of the next twelve months, the Company expects to engage in the following:

Marketing & Strategic Efforts: Months 1-3

Within the next three months, these efforts will be occurring in conjunction with first two development goals mentioned above.  Management will continue to selectively attend various NMSDC events like the “Train Ride for Excellence,” which it attended in October 2006, to elevate its visibility and network with supplier diversity personnel employed at several targeted companies. Additionally, Management will continue to update its profile on corporate websites (it has done over 300 websites to date). This upgrade will include new language about JobsInSite.

Management still continues to focus its efforts at obtaining Equal Opportunity Fund (EOF) program clients similar to the New Jersey Institute of Technology.  Management will follow up and strengthen the contacts it has made through this program.  The Company believes that if two or more EOF clients can be attained, management will be better able to market its products to participants of the EOF program using referrals from current clients. Upon obtaining three clients from the EOF program, the Company will target the northern New Jersey schools in two groups of ten through the administrative organization of the EOF programs as opposed to individually targeting schools.

In promoting its product brand awareness to schools, JobsInSite has attended various conferences. For instance, management attended a panel discussion, “Upward Bound Career Panel” at Rutgers University in New Jersey.  The conference supported the principals’ efforts to strike a partnership with the Upward Bound program as well as offered an opportunity for networking with other panel attendees.  Management will continue to selectively attend various conferences.

Management also attended meetings with officials of various schools, organizations, and companies respectively through an HEOP conference at Rutgers and a meeting with New York Life.

Marketing and Strategic Efforts: Months 4-6

A critical objective during this timeframe will be the continuation of a major software development project involving the completion of the third version of the software to include more interactive, graphic and comprehensive elements for the customer.

In this period we expect to have completed the development tasks related to the website improvements and marketing material. With regard to marketing and strategic efforts, this period will largely involve building upon previous efforts in the first three months.  In an endeavor to strengthen networks and relationships with corporations, Management plans to also update its company profile on an additional 100 company websites that are members of the Fortune 1000.

JobsInSite intends to leverage the events and meetings it has attended in an effort to build its relationships with schools. In particular, we will meet with interested participants from the Higher Education Opportunity Program (“HEOP”) conference, sending them the company marketing materials.

JobsInSite will build upon establishing the alliance with The Partnership CDC with whom Management met in Philadelphia.  If successful in partnering with this entity, the Company will target the Greater Philadelphia Urban Affairs Coalition, and The Philadelphia Workforce Development Corporation.  These two sister entities will be pursued due to their strong affiliation and identification with the Partnership CDC.  JobsInSite will leverage its customized work and credibility with The Partnership to immediately market its capabilities to these two Philadelphia-based organizations. Additionally, the Company will initiate an outreach to other Northeastern workforce development centers of smaller cities.  Currently, these intended targets include:  1) Baltimore; 2) Hartford; 3) Providence; and 4) Wilmington.

If we are able to generate 5-7 clients from the EOF programs within the two regions we have marketed within, we will pursue 3-5 additional regions using the regional administrative structure of the EOF, the newly completed website demo, and the support of the EOF executive director of the New Jersey Institute of Technology and former administrator within the EOF hierarchy.

Marketing & Strategic Efforts: Months 7-9

In this period a large portion of our resources will be spent on building on the previous partnership efforts of management.  Management will complete another 100 online profiles for the remaining companies of the Fortune 500 and the companies of the Fortune 1000 where the JobsInSite product suite is suitable and relevant.

If the Company is able to generate revenues through contacts with member NMSDC corporations, efforts will be made to attain client companies within the same industry.  For example, if we successfully convert Colgate within the consumer products industry, we will target similar companies like Proctor & Gamble.  For each company that we successfully sell our products to within an industry, JobsInSite will initiate a customized marketing initiative to competitors within the same industry.

JobsInSite will continue to target various schools based on previous experience and success.  If JobsInSite has is able to sell its products to ten schools within the New Jersey and New York EOF community, efforts will be made to expand out to New York EOF programs.

Regarding organizations, specifically, workforce development corporations, the principals will allocate resources to attain clients located in southeastern small cities provided that previous efforts have yielded at least two workforce development clients.  Targeted cities include: 1) Charlotte; 2) Charlottesville; 3) Durham; 4) Richmond, and 5) Tallahassee.

 Marketing & Strategic Efforts: Months 10 – 12

During this period management will attend corporate events for companies that we are aggressively targeting.  Efforts will continue to obtain clients according to industry.  If JobsInSite has obtained at least two clients in a particular industry, management will focus its efforts in a parallel manner on marketing its products to between five and ten companies within that industry, depending on the viability of the pursuit. The Company will also make a concerted effort to obtain companies within the financial services and consulting industries using our previous client base for credibility and connections for access.

Additional requests will be made to the NMSDC to introduce management to targeted corporate members.  Management will likely send press releases or marketing material to companies that it is aggressively courting, updating them on the release of the software and website.

Management will pursue the career service offices of the various schools whose EOF programs have become JobsInSite clients.  This effort will commence with the first few programs that have been contacted in New Jersey and New York.   Additional efforts will be made to reach out to various EOF sister organizations beyond New York and New Jersey into Connecticut, Rhode Island, and Massachusetts.

Near the end of this period, management will also pursue sales to individuals through its website.  The principals have begun a keyword advertising campaign with online search leaders like Google in the past months and will look to modify this program.

Risks Factors

We have future capital needs and without adequate capital we may be forced to cease or curtail our business operations.

Our growth and continued operations could be impaired by limitations on our access to capital. In 2007, the principals of our Company committed up to $25,000.00 in additional capital to the Company through non-interest bearing unsecured lines of credit to cover the costs associated with operating our business and to execute our business growth strategies, of which $20,272 remains of this commitment. However, we can give no assurances that the remaining additional capital committed to the Company from our principals will be adequate for the growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless.

In the event we are unable to obtain additional financing, we may not be able to continue as a going concern.

The Company has generated nominal revenues since inception, had an accumulated deficit of $55,136 as of December 31, 2007.  Additionally, the Company has no employees. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

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

In order to enhance the current version of our software to provide standardized video, software features permitting applicant tracking, full database management of resumes for our clients, multi-language translation, the addition of employees that are focused on marketing, business development, network operations management, and to cover our operating expenses, the Company believes that it will need to generate approximately $300,000 to $350,000 in sales over the next 18months of operations.  No assurance can be given that we will be able to generate this amount of sales during this period of time. Without such sales volume, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

We have a limited operating history and because of this it may become difficult to evaluate our chance for success.

The Company is the successor of a limited liability company founded in August 2003 in the state of New Jersey.  We were formed as a New York corporation in July 2004. Our operating history since inception has shown a declining trend to both the total number of sales and the sales volume, and, however, can give no assurances that our sales, if any, will increase in the future. Aside from organizational costs incurred, we have not incurred significant expenses to date, but do have a limited operating history which includes the design, sale and delivery of our career-training & recruiting software which has generated a nominal amount of sales. As such, it may be difficult to evaluate our business prospects.

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

Our sales and marketing efforts have yielded nominal revenues to date and we believe we will have to significantly expand our sales and marketing capabilities in order to establish sufficient awareness to launch broader sales of our career software products. There can be no assurance that we will be able to expand our sales and marketing efforts to the extent we believe necessary or that any such efforts, if undertaken, will be successful in achieving substantial sales of our products or support services.  If we are unable to expand our sales and marketing efforts, the Company could be forced to cease operations and investors in our common stock or other securities could lose their entire investment.

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

The Company’s executive officer and directors control approximately 76% of our outstanding Common Stock.  Accordingly, the Company’s executive officers possess significant influence over the Company on matters submitted to the stockholders for approval, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives them substantial ability to determine the future of our Company, and as such, they may elect to close the business, change the business plan or make any number of other major business decisions without the approval of shareholders. This control may eventually make the value of any investment in our Company worthless.

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

There can be no assurance that the Company will be able to compete successfully or that competitive pressures, including possible downward pressure on the prices it charges for its products, will not adversely affect its business, results of operations and financial condition. Please see also section entitled “Competition” on page 24.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

JobsInSite, Inc.

(A Development Stage Company)

New York, New York

We have audited the accompanying balance sheets of Jobsinsite, Inc. (A Development Stage Company) as of December 31,2007 and 2006 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from inception (July 19,2004) to December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jobsinsite, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception (July 19, 2004) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring net losses and as of December 31, 2007 its total liabilities exceed its total assets by $24,398.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co, P.A.

Hackensack, New Jersey

February 12, 2008

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2007

2007

ASSETS

CURRENT ASSETS
Cash	$102
Accounts Receivable	0
TOTAL CURRENT ASSETS	102

TOTAL ASSETS	$102

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts Payable and Other Accrued Liabilities	24,500
TOTAL CURRENT LIABILITIES	24,500

STOCKHOLDERS’ DEFICIENCY:
Common stock, $.0001 par value, 50,000,000 shares authorized, 2,040,000 issued and outstanding	2,058
Additional paid in capital	28,680
Accumulated deficit	(55,136)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)	(24,398)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$102

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and December 31, 2006 and for the period from July 19, 2004 (inception) to December 31, 2007

	Year Ended	Year Ended	FROM INCEPTION
	December 31,	December 31,	(JULY 19, 2004) To
	2007	2006	December 31, 2007

REVENUE	$ -	$ 3,038	$ 6,303

COSTS AND EXPENSES:
Research and development	71	1,262	3,017
General & Administrative	34,634	15,234	58,422
TOTAL COSTS AND EXPENSES	34,705	16,496	61,439

NET LOSS	$ (34,705)	$ (13,458)	$ (55,136)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.01)	(0.02)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,219,000	2,219,000	2,219,000

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and December 31, 2006 and for the period from July 19, 2004 (inception) to December 31, 2007

			FROM INCEPTION
	Year Ended	Year Ended	(JULY 19, 2004) TO
	December 31, 2007	December 31, 2006	December 31, 2007

OPERATING ACTIVITIES:
Net Loss	$ (34,705)	$ (13,458)	$ (55,136)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	-	2,500
Changes in operating and liabilities:
Accounts Receivable	-	-	-
Accounts Payable, other accrued liabilities and accrued compensation and related expenses	22,271	2,451	24,500
NET CASH USED IN OPERATING ACTIVITIES	(12,434)	(11,007)	(28,136)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(2,500)
NET CASH PROVIDED IN INVESTING ACTIVITIES	-	-	(2,500)

FINANCING ACTIVITIES:
Issuance of Common Stock	4,728	17,900	30,738
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,728	17,900	30,738

INCREASE (DECREASE) IN CASH	(7,706)	6,893	102

CASH - BEGINNING OF PERIOD	7,808	915	-

CASH - END OF PERIOD	$ 102	$ 7,808	$ 102

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2007 and for the period from

July 19, 2004 (inception) to December 31, 2007

			ADDITIONAL	DEFICIT
	COMMON STOCK		PAID IN	ACCUMULATED
	Shares	Amount	CAPITAL	DURING THE
				DEVELOPMENT
				STAGE	TOTAL
BALANCE – INCEPTION JULY 19, 2004	-	-	-	-	-

Issuance of Common Stock	2,040,000	$2,040	$2,710		$4,750

Net Loss				(4,525)	$(4,525)

BALANCE- DECEMBER 31, 2005	2,040,000	$2,040	$2,710	$(4,525)	$225

Capital contribution by shareholders			3,360		3,360

Net loss				(2,448)	(2,448)

BALANCE AT DECEMBER 31, 2005	2,040,000	$2,040	$6,070	$(6,973)	$1,137

Issuance of common stock	179,000	18	17,882		$17,900

Net Loss				(13,458)	(14,791)

BALANCE DECEMBER 31, 2006	2,219,000	$2,058	$23,952	$(20,431)	$5,579
Capital contribution by shareholders			4,728	4,728

Net loss				(34,705)	(34,705)

BALANCE DECEMBER 31, 2007	2,219,000	$2,058	$28,680	$(55,136)	$(24,398)

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business description

Jobsinsite, Inc. (the "Company") was incorporated in July 2004 under the laws of the State of New York and is a developer and marketer of resume and employment assistance software and training programs.

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004.  All activity through December 31, 2007 relates to the Company's formation. The Company has selected December 31st as its fiscal year-end.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $1 00,000. The Company's accounts at these institutions may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.

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

Research and development costs

The Company is currently in the development stage of its product and, therefore, research and development costs are charged to the statement of operations as incurred. All costs incurred prior to the time at which a product becomes feasible or market ready, are expensed as incurred.  Since the Company has yet to produce a final version of its software, all development costs to date have been expensed to operations in the years incurred.

Revenue Recognition

Revenue is recognized at the time that the goods are delivered to the customer.  The product does not ship with any warrantee or guarantee provisions.  Defective merchandise, of which there has not been any such instances to date, would be replaced by the Company at no cost to the end user.

Website Development Costs

All costs incurred to date in connection with the Company’s website have been charged to operations as the development of the website, pursuant to EITF-00-2, remains in the development stage.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended December 31, 2007 and 2006.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required  disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our board of directors. We believe that this effort is sufficient to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our Chief Executive Officer, Chief Financial Officer and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

The following table and subsequent discussion contain information concerning our directors and executive officers, including their names, ages, term, commencement date and positions.

Name	Age	Position
Kofi N. Kankam	33	CEO, President, Treasurer, Director
Kevin W. Cadette	33	CFO, PAO,Vice President, Secretary, Director

KOFI N. KANKAM, CEO, PRESIDENT, TREASURER, DIRECTOR

Mr. Kankam has served as our CEO, president, treasurer and director of the Company since our incorporation on July 19, 2004. Concurrently, since its formation in August 2005, Mr. Kankam is the Managing Director of Endeavor Strategies Group, LLC, a company that is engaged in preparing business plans for start-up companies.   From June 2001 to May 2002 Mr. Kankam worked at Crimson Ops, a tutoring service based company he co-founded in New York City.  From March 2001 to June 2001 Mr. Kankam worked at Net2Phone as a product manager in the communication services division while leading product development for a speech-recognition personal information management communication device. From July 1999 to March 2001, Mr. Kankam worked at Fuxito Worldwide as a vice president in charge of strategic initiatives, development and marketing.. From June 1998 to July 1999, Mr. Kankam worked for Accenture (formerly Andersen Consulting) as a process competency analyst.  In May 2004 Mr. Kankam received his Masters of Business Administration degree with a concentration in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania which he obtained in a full-time program from August 2002 to May 2004. Mr. Kankam graduated from Harvard University in June of 1997 with a Bachelor of Arts degree in neurobiology and in June 1998 attained his Masters of Education degree from the Harvard Graduate School of Education with a focus in administration, planning, and social policy.  Mr. Kankam was born in Toronto, Canada and resides in New York City.

KEVIN W. CADETTE, CFO, PAO, VICE PRESIDENT, SECRETARY, DIRECTOR

Mr. Cadette has served as our vice president, secretary and director of the Company since our incorporation on July 19, 2004.  On August 23, 2006, we nominated and approved him as the Chief Financial Officer of the Company. On November 15, 2006, we nominated and approved him as our Principal Accounting Officer. Concurrently, since its formation in March 2005, Mr. Cadette is the President of Warner Cadette, LLC, a consulting company offering information technology project management, consulting and development services. From April 2001 to April 2002 Mr. Cadette worked at Monster.com as a technical leader and architect where he led development and architecture for MonsterLearning.com, coordinated development across multi-functional groups, and oversaw management reports and all issues. From April 2000 to April 2001, Mr. Cadette worked at GetConnected as the Director of Integration Development where his responsibilities included developing integrative technology for integration business partners in GetConnected’s network, coordinating development, testing and release efforts with multiple internal departments, and defining project strategy, business needs, functional context, use cases, role definitions and operational requirements with Program Management. From August 1998 to April 2000, Mr. Cadette worked with C-Bridge Internet Solutions as a consultant.  At C-Bridge, Mr. Cadette served as a consultant and technical leader for a variety of companies and projects.  In May 1997, Mr. Cadette graduated from Cornell University with a Bachelors of Science degree in mechanical engineering and in May 1998 attained his Masters of Engineering majoring in operations research and industrial engineering.  In May 2004 Mr. Cadette received his Masters of Business Administration degree with a concentration in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania which he obtained in a full-time program from August 2002 to May 2004.  Mr. Cadette was born in London, England and resides in New Jersey.

Committees of the Board of Directors

We have no audit committee or compensation committee or other board committee performing equivalent functions and no director serves as an audit committee financial expert because of the limited number of employees and lack of independent directors.  All functions of an audit committee and compensation committee are performed by the Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  We will provide to any person without charge, upon request, a copy of such code of ethics. Persons wishing to make such a request should do so in writing to the Secretary at JobsInSite, Inc., 26 West 49th Street, Suite 4A, NY, NY 10019.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth summary information concerning the compensation received for services rendered to us during the two fiscal years ended by our Chief Executive Officer. None of our other executive officers received $100,000 or more of compensation in any fiscal year represented in the summary compensation table below.

(a) General

There are no employment agreements between the Company and its officers and directors.

Presently, no board member, officer, director or employee has any stock options. There are no retirement plans in place.

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation Year ended December 31					Awards		Payouts
Name & Principal Position (1)(2)	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Kofi Kankam Executive Officer, President, Treasurer and Director	2005	0	0	0	0	Nil	Nil	0
	2006	0	0	0	0	Nil	Nil	0
	2007	0	0	0	0	Nil	Nil	0
Kevin Cadette CFO, PAO, Vice President, Secretary, Director	2005	0	0	0	0	Nil	Nil	0
	2006	0	0	0	0	Nil	Nil	0
	2007	0	0	0	0	Nil	Nil	0

(1)

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(2)

We have not paid Mssrs. Kankam or Cadette any salary since our incorporation and no salary is being accrued. We do not anticipate paying them any salary for the fiscal year ended December 31, 2008.  If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interests to provide a salary to Mssrs. Kankam and Cadette. We do not currently have employment agreements with Mssrs. Kankam and Cadette.

(c) Option/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(d) Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Values

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

(e) Long-Tem Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

(f) Compensation of Directors

The members of the Board of Directors are not compensated by the Company for acting as such. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director. There were no reimbursement expenses paid to any director.

(g) Employment Contracts, Termination of Employment, Change-in-Control Arrangements

There are no employment or other contracts or arrangements with officers or directors. There are no compensation plans or arrangements, including payments to be made by the Company with respect to the officers, directors, employees or consultants of the Company that would result from the resignation, retirement or any other termination of such directors, officers, employees or consultants with the Company. There are no arrangements for directors, officers, employees or consultants that would result from a change-in-control of the Company.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth information as of December 31, 2007, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Total (3)
Kofi Kankam(2)	1,000,000	38.1%
Kevin Cadette	1,000,000	38.1%
Kwajo Sarfoh	416,425	16.0%
All Executive Officers and Directors as a Group (2 persons)	2,000,000	76.2%

(1)

The persons named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

Business Address is 426 West 49th Street, Suite 4A, New York, NY 10019

(3)

Includes the sale of 179,000 shares of our Common Stock, the issuance of 416,425 shares of our Common Stock to Kwajo Sarfoh for legal services rendered and the issuance of 30,000 shares of our Common Stock to Island Stock transfer Company for transfer agent services rendered.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 15, 2004, the Company issued 1,000,000 shares of the Company’s common stock (an aggregate of 2,000,000 shares) to its founders, Kofi Kankam and Kevin Cadette for a cash consideration of $2,644.25, par value $.0013.

On June 5, 2005, we issued Kwajo Sarfoh 40,000 shares of our Common Stock, in consideration for legal services rendered.

On March 20, 2008, we issued 376,425 restricted shares of our Common Stock to Kwajo Sarfoh, for legal services rendered and 30,000 to Island Stock Transfer Company for transfer agent services rendered.

ITEM 13.  EXHIBITS

Exhibit No.	Description of Exhibit

3.1 (1)	Articles of Incorporation*
3.2 (1)	By-Laws *
4.1 (1)	Form of Share Certificate*
5.1 (1)	Opinion of Counsel
10.11)	Private Placement Memorandum*
10.2 (1)	Subscription Agreement*
10.3 (1)	Registration Rights Agreement*
10.4 (1)	EOP- NJIT Contract*
14.1 (1)	Code of Ethics*
23.1 (1)	Consent of Paritz & Co. P.A.
23.2 (1)	Consent of Sarfoh & Associates, LLP (included with Exhibit 5.1) *
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

(1) Filed as exhibits to the registrant’s Form SB-2 filed with the SEC on September 28, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

The following table presents the aggregate fees billed for the last two fiscal years by our principal accountant, Paritz & Co., P.A. in connection with the audit of our financial statements and other professional services rendered by that firm.

	2007	2006

Audit fees	$ 4,025	$ 6,710
Audit-related fees	$ -	$ -
Tax fees	$ -	$ -
All other fees	$ -	$ -

Audit fees represent the professional services rendered for the audit of our annual financial statements and the review of our financial statements included in quarterly reports, along with services normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the principal accountant, other than the services reported for in the other categories.

Audit Committee Pre-approval Policies

We do not have an audit committee currently serving, and as a result, our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JOBSINSITE, INC.

By:  /s/ Kofi Kankam

Name:   Kofi Kankam

Title:  Chief Executive Officer

By:  /s/ Kevin Cadette

Name:   Kevin Cadette

Title:  Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kofi Kankam	Chief Executive Officer, President Treasurer, Director	April 14, 2008
By: /s/ Kevin Cadette	Chief Financial Officer, Principal Accounting Officer, Vice President, Secretary and Director	April 14, 2008