Form 10QSB
period 2008-03-31
JobsInSite, Inc.
filed 2008-05-20
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2008

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

As of May 20, 2008, there were outstanding 2,625,425 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format:  Yes [   ] No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

ITEM 3.  CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

                SIGNATURES

PART I

FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31 2008 (unaudited)	December 31, 2007 (audited)
CURRENT ASSETS:
Cash	$ 509	$ 102
Accounts receivable	-	-
TOTAL CURRENT ASSETS	509	102

TOTAL ASSETS	$ 509	$ 102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	-	$ 24,500
TOTAL CURRENT LIABILITIES	-	24,500

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,625,425 shares issued and outstanding	2,464	2,058
Additional paid in capital	74,512	28,680
Accumulated deficit	(76,467)	(55,136)
TOTAL STOCKHOLDERS’ EQUITY ( DEFICIENCY)	509	(24,398)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ 509	$102

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		From Inception (July 19, 2004) to March 31, 2008
	2008	2007

REVENUE	$ -	$ 200	$ 6,303

COSTS AND EXPENSES:
Research and development		71	3,017
General and administrative	21,331	1,802	79,753
TOTAL COSTS AND EXPENSES	21,331	1,873	82,770

NET LOSS	$ (21,331)	$ (1,873)	$ (76,467)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.00)	(0.03)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,232,548	2,219,000	2,232,548

See accountants’ review report

 JOBSINSITE, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED MARCH 31,		FROM INCEPTION (JULY 19, 2004) TO
	2008	2007	MARCH 31, 2008

OPERATING ACTIVITIES:
Net loss	$ (21,331)	$ (1,873)	$ (76,467)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization	-	-	2,500
Issuance of common stock in exchange for debt
and services	40,643	-	40,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(24,500)	500	-
NET CASH USED IN OPERATING ACTIVITIES	(5,188)	(1,373)	(33,324)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	-	(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(2,500)

FINANCING ACTIVITIES:
Contributions to additional paid in capital	5,595	-	36,333
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,595	-	36,333

INCREASE (DECREASE) IN CASH	407	(1,373)	509

CASH - BEGINNING OF PERIOD	102	7,808	-

CASH - END OF PERIOD	$ 509	$ 6,435	$ 509

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2008

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

.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at March 31, 2008. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

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

As we make progress in building our business, we will provide brief overviews of some of the recent accomplishments that we deem important to our future growth. Here are some of the milestones achieved in or near the three months ended March 31, 2008.

Website Upgrade

JIS upgraded website is being used as a tool to market and distribute its software remotely.  This software demonstrates the capabilities of our products while enabling management and the prospects to interact live on a real time basis.  The upgrade allows the Company to customize a demo and present remotely to a geographically distant prospective client. The header and pictures on the website have also been updated to improve appearance and navigability and are being analyzed for potential future changes.. The website upgrade changes have been mirrored in the presentation.

Online Product Distribution

JIS has completed the application of the distribution of the new distribution mechanism.  The software can be downloaded from the corporate website as opposed to CD distribution.  For the previous few months, the full product suite has been available for download onto a client's computer as compared to our current physical CD duplication process.  This added capability is expected to positively impact sales and address the requirements of prospective clients that indicated a need for a software license to distribute the products as opposed to the current physical CDs.

Online Search Optimization

The Company is in the process of structuring a viable online search optimization campaign based on its previous result and research.  The Company seeks to increase its in this regard as part of its marketing campaign with a soft marketing push of its recently-developed online product distribution mechanism.

Plan of Operations for the Next Three Months of Operations

The Company will execute an online marketing campaign based on our past experience and recent research.  Online search optimization will be significantly incorporated in an effort to yield best results.  With our new download distribution mechanism we are looking for a strong campaign.

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

During the three months ended March 31, 2008 we had $0 in revenues. This was a decrease of $200, or 100%, as compared to revenues of $200 for the three months ended March 31, 2007.  The decrease in revenues was due to decreased sales as a result of a focus on website and software improvement, the time needed to build relationships, and the overall downturn in the U.S. economy and job market.

Our operating expenses increased by $19,529, to $21,331 for the three months ended March 31, 2008. This was an increase of 1192%, as compared to operating expenses of $1,873 for the three months ended March 31, 2007. Our operating expenses for the three months ended March 31, 2008 included general and administrative expenses of $21,331 compared to $1,802 for the period ended March 31, 2007.

During the three months ended March 31, 2008 we had $0 in research and development costs. This was a decrease of $71, or 100%, as compared to $71 for the period ended March 31, 2007.

We had net loss of $21,331 (or basic and diluted loss per share of $0.01) for the three months ended March 31, 2008, as compared to net loss of $1,873 (or basic and diluted loss per share of $0.00) for the three months ended March 31, 2007.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2008 we had total assets of $509, which consisted solely of current assets comprised of cash. This was an increase of $407, or 400%, as compared to total assets of $102 for the three months ended March 31, 2007. This increase is due to the difference of paid in capital of $5,595 by Mr. Kankam and Mr. Cadette and operating expenses of $5,188.

During the three months ended March 31, 2008 we had total liabilities of $0, as compared to total liabilities of $24,500 for the three months ended March 31, 2007.

We had an accumulated deficit of $76,467 and total stockholders’ equity of $509 as of March 31, 2008.

Our net cash used in operating activities was $5,188 for the three months end March 31, 2008 which included net loss of $21,331, the issuance of common stock in exchange for debt and services in the amount of $40,643, and accounts payable and other accrued liabilities of $24,500. Net cash used in operating activities for the three months ended March 31, 2007 was $1,373, which included a net loss of $1,873 and accounts payable and other accrued liabilities of $500.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the three months ended March 31, 2008 we had $5,595 in net cash provided by financing activities, which consisted solely of capital committed by management. This was a increase of $5,595 or 100%, as compared to in net cash provided by financing activities of $0 for the three months ended March 31, 2007.

In 2007, the principals of the Company committed to contribute an additional amount of $25,000 to fund the Company’s plan of operations.  In the event that revenues from operations cannot cover the costs needed to fund the Company’s  plan of operations for the next three months, the Company may require all or a portion of the principals’ remaining $14,677 commitment.

At this time, we have not secured or identified any additional financing but expect that funds currently available to the Company, including the principals’ remaining $14,677 commitment, will allow us to execute our plan of operations over the next three months of operations. Outside of the principals’ remaining $14,677 commitment, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse any of our officers, directors or shareholders or their affiliates. As represented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

We expect that funds currently available to the Company will allow us to execute our plan of operations over the next 12 months. In January 2007 the principals of JIS committed up to $25,000.00, of which $14,677 remains to be committed, in additional capital to the Company through non-interest bearing unsecured lines of credit to cover the costs associated with the public offering, to fund the operating costs of the business and to execute its business growth strategies over the next 12 months. However, we can give no assurances that the capital we have raised and the additional capital committed to us from our principals will be adequate for the growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan.

Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless.

In the event we are unable to obtain additional financing, we may not be able to continue as a going concern.

The Company has generated nominal revenues since inception, had an accumulated deficit of $76,467as of March 31, 2008 and an accumulated deficit of $55,136 as of December 31, 2007.  Our independent auditors added an explanatory paragraph to their audit issued in connection with the financial statements for the period ended March 31, 2008, relative to our ability to continue as a going concern.  Additionally, the Company has no employees. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

On March 28, 2008, the Board of Directors authorized the issuance of 376,425 shares of common stock, par value $.001, to Kwajo Sarfoh in consideration for the cancellation of debt owed to Mr. Sarfoh in the amount of $24,500 for legal services rendered to the Company. On that same date, the Board of Directors authorized the issuance of 30,000 shares of common stock, par value, $.001 per share, to Island Stock Transfer Company for transfer agent services rendered valued at $3,000. All of these share issued were priced based on prior third party sales to unrelated parties at $.10 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended March 31, 2008, and no meeting of shareholders was held.

ITEM 5.

OTHER INFORMATION

Not applicable.

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

(Registrant)
Date: May 20, 2008	By: /s/ Kofi Kankam (Signature) Name: Kofi Kankam Title: Chief Executive Officer

By: /s/ Kevin Cadette (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer