Form 10-Q
period 2008-06-30
JobsInSite, Inc.
filed 2008-08-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2008

JOBSINSITE, INC.

Commission File Number 333-137624

New York (State or Other Jurisdiction of Incorporation or Organization)	90-0191208 (IRS Employer Identification No.)

426 West 49th Street, Suite 4A, New York, NY 10019 (Address of Principal Executive Offices)

(646) 483-4386 (Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer o	Accelerated Filer o	Non-Accelerated Filer o (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X] No [  ]

As of August 14, 2008, there were outstanding 2,625,425 shares of the registrant’s common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.

INTERIM FINANCIAL STATEMENTS

ITEM 2.

MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4A

CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

ITEM 1A

RISK FACTORS

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.

OTHER INFORMATION

ITEM 6.

EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

June 30, 2008 (unaudited)		December 31, 2007 (audited)
CURRENT ASSETS:
Cash	$ 3,976	$ 102

TOTAL CURRENT ASSETS	3,976	102

TOTAL ASSETS	3,976	102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	290	$ 24,500
TOTAL CURRENT LIABILITIES	290	24,500

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,595,425 and 2,219,000 shares issued and outstanding	2,474	2,058
Additional paid in capital	82,294	28,680
Accumulated deficit	(81,082)	(55,136)
TOTAL STOCKHOLDERS’EQUITY ( DEFICIENCY)	3,686	(24,398)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ 3,976	$102

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended June 30, 2008		From Inception (July 19, 2004) to June 30, 2008
	2008	2007

REVENUE	$ -	$ -	$6,303

COSTS AND EXPENSES:
Research and development		71	3,017
General and administrative	25,945	23,312	84,368
TOTAL COSTS AND EXPENSES	25,945	23,383	87,385

NET LOSS	$ (25,945)	$ (23,383)	$(81,082)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.00)	(0.03)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,428,986	2,219,000	2,428,986

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30
	2008	2007

REVENUE	$ -	$ -

COSTS AND EXPENSES:
Research and development
General and administrative	3,614	21,510
TOTAL COSTS AND EXPENSES	3,614	21,510

NET LOSS	$ (3,614)	$ (21,510)

BASIS AND DILUTED LOSS PER SHARE	(0.00)	(0.00)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,428,986	2,219,000

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

SIX MONTHS ENDED JUNE 30, 2008 2007	FROM INCEPTION (JULY 19, 2004) TO JUNE 30, 2008

OPERATING ACTIVITIES:
Net loss	$(25,945)	$(23,383)	(81,082)
Adjustments to reconcile net loss tp net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services	41,643		41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(24,210)	20,095	290
NET CASH USED IN OPERATING ACTIVITIES	(8,512)	(3,288)	(36,649)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES			(2,500)

FINANCING ACTIVITIES:
Contributions to additional paid in capital	12,386	500	43,125
NET CASH PROVIDED BY FINANCING ACTIVITIES	12,386	500	43,125

INCREASE (DECREASE) IN CASH	3,874	(2,788)	3,976

CASH - BEGINNING OF PERIOD	102	7,808	-

CASH - END OF PERIOD	$ 3,976	$ 5,020	$3,976

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2008

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form SB2A that included the audited financial statements for the year ended December 31, 2007.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational and technical activities including the marketing of our products to potential business clients, development of business strategies, creation of an online product distribution mechanism and business strategy, activation of online keyword searches, and adaptation of the website.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at March 31, 2008. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

Item 2.  Management's Discussion and Analysis.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation " identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “JobsInSite,” “we,” “us,” “our,” and the “Company” refer to JobsInSite, Inc.

Overview

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

Results of Operations for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

During the six months ended June 30, 2008 we had $0 in revenues. This was a change of $0, or 0%, as compared to revenues of $0 for the three months ended June 30, 2007.  The lack of revenues was impacted by the overall downturn in the U.S. economy and job market.

Our operating expenses increased by $2,562, to $25,945 for the six months ended June 30, 2008. This was an increase of 11%, as compared to operating expenses of $23,383 for the six months ended June 30, 2007. Our operating expenses for the six months ended June 30, 2008 included general and administrative expenses of $25,945 compared to general and administrative expenses of $23,312 and research and development expenses of $71 for the period ended March 31, 2007.

During the six months ended June 30, 2008 we had $0 in research and development costs. This was a decrease of $71, or 100%, as compared to $71 for the period ended June 30, 2007.

We had net loss of $25,945 (or basic and diluted loss per share of $0.01) for the six months ended June 30, 2008, as compared to net loss of $23,383 (or basic and diluted loss per share of $0.00) for the six months ended June 30, 2007.  The increase in net loss was primarily due to the increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the six months ended June 30, 2008 we had total assets of $3,976, which consisted solely of current assets comprised of cash. This was an increase of $3,874, or 379%, as compared to total assets of $102 for the six months ended June 30, 2007. This increase is due to the difference of paid in capital of $12,386 by Mr. Kankam and Mr. Cadette and operating expenses of $8,512.

During the three months ended June 30, 2008 we had total liabilities of $290, as compared to total liabilities of $24,500 for the six months ended June 30, 2007.

We had an accumulated deficit of $81,082 and total stockholders’ deficit of $2,686 as of June 30, 2008.

Our net cash used in operating activities was $8,512 for the six months end June 30, 2008 which included net loss of $25,945, the issuance of common stock in exchange for debt and services in the amount of $41,643, and accounts payable and other accrued liabilities of $24,210. Net cash used in operating activities for the six months ended June 30, 2007 was $3,288, which included a net loss of $23,383 and accounts payable and other accrued liabilities of $20,095.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the six months ended June 30, 2008 we had $12,386 in net cash provided by financing activities, which consisted solely of capital committed by management. This was a increase of $12,386 or 2377%, as compared to net cash provided by financing activities of $0 for the six months ended June 30, 2007 of $500.

In 2007, the principals of the Company committed to contribute an additional amount of $25,000 to fund the Company’s plan of operations.  In the event that revenues from operations cannot cover the costs needed to fund the Company’s  plan of operations for the next three months, the Company may require all or a portion of the principals’ remaining $7,886   commitment.

At this time, we have not secured or identified any additional financing but expect that funds currently available to the Company, including the principals’ remaining $7,886 commitment, will allow us to execute our plan of operations over the next three months of operations. Outside of the principals’ remaining $7,886 commitment, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation

We will only be able to pay our future debts and meet operating expenses by conducting profitable operations or otherwise generating positive cash flow. As a practical matter, we are unlikely to generate positive cash flow by any means other than successful and profitable operations.  Management and the shareholders are not obligated to provide any further funding. Any of our shareholders and management members who advance money to us to cover operating expenses will expect to be reimbursed. We have no intention of borrowing money to reimburse any of our officers, directors or shareholders or their affiliates. As represented in our registration statement on Form SB-2, there currently are no plans to sell additional securities to raise capital, although sales of securities may be necessary to obtain needed funds.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES

Except as may have previously been disclosed on a current report on Form 8-K, a quarterly report on Form 10-Q or a registration statement, we have not sold any of our securities in a private placement transaction or otherwise during the past three years.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended June 30, 2008, and no meeting of shareholders was held.

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

(Registrant)
Date: August 14, 2008	/s/ Kofi Kankam By: ____________________ (Signature) Name: Kofi Kankam Title: Chief Executive Officer

/s/ Kevin Cadette By: ____________________ (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer