Form 10-Q
period 2008-09-30
JobsInSite, Inc.
filed 2008-11-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2008

JOBSINSITE, INC.

Commission File Number 333-137624

New York (State or Other Jurisdiction of Incorporation or Organization)	90-0191208 (IRS Employer Identification No.)

118 West 117th Street, Suite 3, NY, NY 10026 (Address of Principal Executive Offices)

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

Large Accelerated Filer ⁮	Accelerated Filer ⁮	Non-Accelerated Filer ⁮ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X] No [  ]

As of November 14, 2008, there were outstanding 2,625,425 shares of the registrant’s common stock, $.001 par value per share.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.    INTERIM FINANCIAL STATEMENTS

ITEM 2.    MANAGEMENT'S DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4A. CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

ITEM 1A. RISK FACTORS

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

September 30, 2008		December 31, 2007
CURRENT ASSETS:
Cash	$872	$102
Accounts receivable	-	-
TOTAL CURRENT ASSETS	872	102

TOTAL ASSETS	$ 872	$102

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$ 290	$ 24,500
TOTAL CURRENT LIABILITIES	290	24,500

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,595,425 and 2,219,000 shares issued and outstanding	2,474	2,058
Additional paid in capital	83,694	28,680
Accumulated deficit	(85,586)	(55,136)
TOTAL STOCKHOLDERS’EQUITY ( DEFICIENCY)	582	(24,398)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ 872	$102

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended September 30,		From Inception (July 19, 2004) to September 30, 2008
	2008	2007

REVENUE	$ -	$ -	$6,303

COSTS AND EXPENSES:
Research and development	-	71	3,017
General and administrative	30,450	27,463	88,873
TOTAL COSTS AND EXPENSES	30,450	27,534	91,890

NET LOSS	$ (30,450)	$ (27,534)	$(85,586)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.01)	(0.04)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,428,986	2,219,000	2,428,986

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,
	2008	2007

REVENUE	$ -	$ -

COSTS AND EXPENSES:
Research and development	-
General and administrative	4,505	4,151
TOTAL COSTS AND EXPENSES	4,505	4,151

NET LOSS	$ (4,505)	$ (4,151)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.01)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,428,986	2,219,000

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	NINE MONTHS ENDED September 30,		FROM INCEPTION (JULY 19, 2004) TO September 30, 2008
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(30,450)	$(27,534)	$(85,586)
Adjustments to reconcile net loss tp net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services	41,643		41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(24,210)	20,095	290
NET CASH USED IN OPERATING ACTIVITIES	(13,017)	(7,439)	(41,153)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES			(2,500)

FINANCING ACTIVITIES:
Contributions to additional paid in capital	13,787	500	44,525
NET CASH PROVIDED BY FINANCING ACTIVITIES	13,787	500	44,525

INCREASE (DECREASE) IN CASH	770	(6,939)	872

CASH - BEGINNING OF PERIOD	102	7,808	-

CASH - END OF PERIOD	$ 872	$ 869	$872

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Form SB2A that included the audited financial statements for the year ended December 31, 2007.

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

Cash

The Company maintains cash balances at various financial institutions.  Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company's accounts at these institutions may, at times, exceed the Federally insured limits.  The Company has not experienced any losses in such accounts.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at September 30, 2008. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

Item 2.  Management's Discussion and Analysis.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading “Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms “JobsInSite,” “we,” “us,” “our,” and the “Company” refer to JobsInSite, Inc.

Overview

Overview and Plan of Operation

JobsInSite, Inc. (“JIS” or the “Company”) is a New York Corporation that was formed on July 19, 2004 and our fiscal year ends on December 31. Our principal executive office is located at 118 West 117th Street, Suite 3, NY, NY 10026. Our telephone number is (646) 483-4386, and our fax number is (914) 696-2058. Our corporate website can be found at www.jobsinsite.com.

The Company's business is to develop, market and sell career oriented software and career reference materials.  We are a company that is engaged in the design, development, and marketing of educational and corporate software training & technology materials (software CDs and online website development tools) developed to enhance the job search, preparation, and attainment process. These materials are designed for individuals seeking employment and companies who are seeking advantages over their peer competitors in recruiting qualified student and experienced applicants.

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

Results of Operations for Nine Months Ended September 30, 2008 Compared to Nine Months September 30,  2007

During the nine months ended September 30, 2008 we had $0 in revenues. This was a change of $0, or 0%, as compared to revenues of $0 for the nine months ended September 30, 2007.  The lack of revenues was impacted by the overall downturn in the U.S. economy and job market.

Our operating expenses increased by $2,916 to $30,450 for the nine months ended September 30, 2008. This was an increase of 11%, as compared to operating expenses of $27,534 for the nine months ended September 30, 2007. Our operating expenses for the nine months ended September 30, 2008 consisted of general and administrative expenses of $30,450 compared to general and administrative expenses of $27,463 and research and development expenses of $71 for the period ended September 30, 2007.

During the nine months ended September 30, 2008 we had $0 in research and development costs. This was a decrease of  $71, or 100%, as compared to $71 for the period ended September 30, 2007.

We had net loss of $30,450 (or basic and diluted loss per share of $0.01) for the nine months ended September 30, 2008, as compared to net loss of $27,534 (or basic and diluted loss per share of $0.01) for the nine months ended September 30, 2007. The increase in net loss was due to the increase in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2008 we had total assets of $872, which consisted solely of current assets comprised of cash.

During the nine months ended September 30, 2008 we had total liabilities of $290, as compared to total liabilities of $24,500 for the nine months ended September 30, 2007.

We had an accumulated deficit of $85,586 and total stockholders’ deficit of $582 as of September 30, 2008.

Our net cash used in operating activities was $13,017 for the nine months end September 30, 2008 which included net loss of $30,450, the issuance of common stock in exchange for debt and services in the amount of $41,643, and accounts payable and other accrued liabilities of $24,210. Net cash used in operating activities for the nine months ended September 30, 2007 was $7,439, which included a net loss of $27,534 and accounts payable and other accrued liabilities of $20,095.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the nine months ended September 30, 2008 we had $13,787 in net cash provided by financing activities, which consisted solely of capital committed by management. This was an increase of $13,287 or 2657%, as compared to net cash provided by financing activities for the nine months ended September 30, 2007 of $500.

In 2007, the principals of the Company committed to contribute an additional amount of $25,000 to fund the Company’s plan of operations.  In the event that revenues from operations cannot cover the costs needed to fund the Company’s  plan of operations for the next three months, the Company may require all or a portion of the principals’ remaining $6,486 commitment.

At this time, we have not secured or identified any additional financing but expect that funds currently available to the Company, including the principals’ remaining $6,486 commitment, will allow us to execute our plan of operations over the next three months of operations. Outside of the principals’ remaining commitment, we do not have any other firm commitments or other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates. The Company does not undertake any specific actions to limit those exposures.

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

(Registrant)
Date: November 14, 2008	/s/ Kofi Kankam By: ____________________ (Signature) Name: Kofi Kankam Title: Chief Executive Officer

/s/ Kevin Cadette By: ____________________ (Signature) Name: Kevin Cadette Title: Chief Financial Officer Principal Accounting Officer