Form 10-K
period 2008-12-31
JobsInSite, Inc.
filed 2009-03-24
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ______

Commission File Number 333-137624

JOBSINSITE, INC. (Exact Name of Small Business Issuer as Specified in Its Charter)

New York (State or Other Jurisdiction of Incorporation or Organization)	90-0191208 (IRS Employer Identification No.)

42450 Hollywood Blvd., Suite 105 Hollywood, FL 33020 (Address of Principal Executive Offices)

(305) 766-6267 (Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [ X  ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes [ ]   No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [   ]                                                                                         Accelerated filer [ ]

Non-accelerated filer [  ]  (Do not check if a smaller reporting company)           Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $29,457 based on the closing price of $0.11for the registrant’s common stock on March 13, 2009.

As of March 13, 2009, the registrant had 2,625,425 shares of common stock outstanding, $.001 par value per share.

Documents incorporated by reference: None.

Form 10-K

For the Fiscal Year Ended December 31, 2008

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

Item 12.

Certain Relationships and Related Transactions, and Director Independence

Item 13.

Exhibits

Item 14.

Principal Accountant Fees and Services

Signatures

i

Form 10-K

For the Fiscal Year Ended December 31, 2008

PART I

Forward Looking Statement

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” “estimates” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof. We caution investors that our business and financial performance and the matters described in these forward-looking statements are subject to substantial risks and uncertainties. For further information regarding these risks and uncertainties, please refer to publicly available documents that we have filed with the Securities and Exchange Commission (the “SEC”). Because of these risks and uncertainties, some of which may not be currently ascertainable and many of which are beyond our control, actual results could differ materially from those projected in the forward-looking statements. Deviations between actual future events and our estimates and assumptions could lead to results that are materially different from those expressed in or implied by the forward looking statements. We do not intend to update these forward looking statements to reflect actual future events. The terms “JobsInSite,” “JOBI”, “we,” “us,” “our,” and the “Company” refer to JobsInSite, Inc.

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

Our principal executive office is located at 42450 Hollywood Blvd., Suite 105 Hollywood, FL 33020. Our telephone number is (305) 766-6267, and our fax number is (801) 459-7484. Our corporate website can be found at www.jobsinsite.com. The information on our web site is not a part of this memorandum.

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

COMPETITION

JobsInSite competes with several companies, including campus recruiting personnel, recruiting search firms, executive search firms, that offer predominately a single "job board" solution, such as CareerBuilder, Monster.com, and Career Mosaic, as well as newspapers, magazines and other traditional media companies that provide online job search services, such as CareerPath.com. JobsInSite also competes with large Internet information hubs, or portals, such as AOL.com. JobsInSite may experience competition from potential customers to the extent that they develop their own career attainment solutions. In addition, JobsInSite competes with traditional recruiting services, such as newspapers and employee recruiting agencies, for a share of employers’ total recruiting budgets. JobsInSite believes that there will be rapid business consolidation in the online career services industry. Accordingly, competitors may rapidly acquire significant market share. JobsInSite expects to face additional competition as other established and emerging companies, including print media companies and employee recruiting agencies with established brands, enter the online recruitment market.

Employees

As of December 31, 2008, the Company had no employees. Depending on product demand, the Company intends to contract persons on a temporary and part-time basis until there is need for a full-time employee.

ITEM 2.  DESCRIPTION OF PROPERTY

Our principal executive offices are located at 42450 Hollywood Blvd., Suite 105 Hollywood, FL 33020. The Company believes that this space will be sufficient for its needs or until such time as Company growth necessitates the need to find larger office space.

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

Holders of Our Common Stock

As at March 31, 2009, we had forty one (41) registered holders of our common stock. We have no equity based compensation plans or outstanding options or warrants.

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
  INCREASED EMPLOYEE TURNOVER.  We believe that employees currently change jobs more often than they have in the past and that even satisfied employees are increasingly investigating job opportunities. This makes it more difficult for employers to retain qualified, experienced individuals and increases the number of hiring’s that must occur each year in order to maintain or grow an employer’s workforce.
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

HOW WE GENERATE REVENUE

The Company’s business is to internally develop and market career oriented software titles and career reference materials. Except as specified to the contrary, all references to the Company’s current business include the activities associated with the development and marketing of career reference materials and career oriented software based products under the direction of Company management.

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

The Company’s training software products were developed and specifically designed to address the needs of both white-collar and blue-collar professionals and job-seekers. The software’s focus is centered on resume creation, internet job-hunting, interviewing, and negotiation, and is a strong tool for those looking for either a refresher or reference tool. The Company’s computer software products, particularly those designed for the 1st time job seeker and experienced executives, are designed to be used without extensive computer experience.

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

The second update to our product offering is a new service which will allow our clients to download the software directly over the Internet circumventing the use and distribution of CDs.  This will be used as opposed to a distance workshop, and is more inline with our current business model.  By allowing access to our product via the internet we can have the advantage of the distance workshop proposal by being able to have clients anywhere via the internet while having no user volume limits.  It also circumvents the workshops’ disadvantage of needing expensive personnel conducting them.  The downloading service will allow our customers to quickly download our product as opposed to waiting for CDs to be produced and delivered.  With the rampant continued increase in availability of high speed internet access it is feasible that customers downloading our product can be a main means of distribution.  This will significantly save the company in distribution costs.  This service will reside on our current website. This service is in the design phase of the development cycle and we anticipate that it will be ready for use in the next four months.  We do not foresee any additional cost for the development of this service as it is currently being developed internally.

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

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Our income for the twelve months ended December 31, 2008 was $0.  This was equal to our income for the twelve months ended December 31, 2007.

General and administrative expenses for the twelve months ended December 31, 2008 were $40,044.  This was an increase of $5,410, or 15%, as compared to general and administrative expenses of $34,634 for the twelve months ended December 31, 2007.  The increase in our general and administrative expenses was due primarily to costs we incur in connection with our disclosure requirements as a reporting company.

For the same period we eliminated our research and development expense. This was a decrease of $71, from the twelve months ended December 31, 2007. The decrease in research and development expenses is related to the expenses incurred in the development of our software product demonstration for the twelve months ended December 31, 2007.

We had net loss of $40,044 (or basic and diluted loss per share of $0.01) for the twelve months ended December 31, 2008, as compared to net loss of $34,705 (or basic and diluted loss per share of $0.01) for the period the twelve months December 31, 2007.  Our net loss increased due to additional costs incurred in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of December 31, 2008, we had total current assets of $828 consisting of cash.

As of December 31, 2008, we had total current liabilities of $7,040 consisting of accrued legal and accounting fees in connection with our ongoing disclosure requirements.

We had negative working capital of $6,212 as of December 31, 2008.

We had an accumulated deficit of $95,180 and total stockholders’ deficiency of $6,212 as of December 31, 2008.

Our net cash used in operating activities was $15,861 for the twelve months end December 31, 2008 which included net loss of $40,044 and a decrease in accounts payable to $7,040 as compared to net cash used in operating activities of $12,434 for the twelve months end December 31, 2007 which included net loss of $34,705 and accounts payable of $22,271. Net cash used in operating activities was $43,997 since our inception on July 19, 2004 through December 31, 2008.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2008. To make up for some of this short fall, we had $16,587 in net cash provided by financing activities for the twelve months ended December 31, 2008, which consisted solely of capital committed by management.

At this time, we have not secured or identified any additional financing to execute our plan of operations over the next 12 months. We do not have any firm commitments nor have we identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

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
  curtailing or eliminating our ability to continue operations; or
  inability to pay legal and accounting fees and other operating expenses.

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

Plan of Operations for the Twelve Months Ending December 31, 2008

During the next 12 months, JobsInSite plans to develop a social network and an affiliate network to aid in the sale of its software.   The efforts of JobsInSite to date have been largely concerned with establishing an updated product and network foundation upon which future anticipated sales could be built.  While these efforts will be continued as part of the ongoing marketing campaign, there has been and will continue to be an increased strategic allocation of time and resources to website development, product development, and the attainment of strategic partnerships.

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

Our growth and continued operations could be impaired by limitations on our access to capital. We can give no assurances that adequate capital will be available to the Company at satisfactory terms, or at all, for the growth of our Company. If financing is available, it may involve issuing securities senior to the shares or equity financings which are dilutive to holders of the shares. In addition, in the event we do not raise additional capital from conventional sources, such as our existing investors or commercial banks, there is a likelihood that our growth will be restricted and we may be forced to scale back or curtail implementing our business plan. Even if we are successful in raising capital, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless.

In the event we are unable to obtain additional financing, we may not be able to continue as a going concern.

The Company has generated nominal revenues since inception, had an accumulated deficit of $88,430 as of December 31, 2008.  Additionally, the Company has no employees. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing and/or attain profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty and if the Company cannot continue as a going concern, your investment in the Company could become devalued or even worthless.

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

ITEM 7.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

JobsInSite, Inc.

(A Development Stage Company)

New York, New York

Board of Directors
Jobsinsite, Inc.

We have audited the accompanying consolidated balance sheet of Jobsinsite, Inc. (a Development Stage Company) as of December 31, 2008 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from inception (July 19, 2004) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jobsinsite, Inc.(A Development Stage Company) as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period from inception (July 19, 2004) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and as of December 31, 2008, its total liabilities exceed its total assets by $6,212. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co, P.A.
Hackensack, New Jersey

March 13, 2009

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2008

December 31, 2008
CURRENT ASSETS:
Cash	$828

TOTAL CURRENT ASSETS	828

TOTAL ASSETS	$ 828

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$ 7,040
TOTAL CURRENT LIABILITIES	7,040

STOCKHOLDERS’ (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,625,425 shares issued and outstanding	2,625
Additional paid in capital	86,343
Accumulated deficit	(95,180)
TOTAL STOCKHOLDERS’ ( DEFICIENCY)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS’
(DEFICIENCY)	$ 828

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and December 31, 2007 and for the period from July 19, 2004 (inception) to December 31, 2008

	Year ended		From Inception (July 19, 2004) to December 31, 2008
	2008	2007

REVENUE	$ -	$ -	$6,303

COSTS AND EXPENSES:
Research and development	-	71	3,017
General and administrative	40,044	34,634	98,466
TOTAL COSTS AND EXPENSES	40,044	34,705	101,483

NET LOSS	$ (40,044)	$ (34,705)	$(95,180)

BASIS AND DILUTED LOSS PER SHARE	(0.01)	(0.01)	(0.03)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,219,000	2,625,425

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and December 31, 2007 and for the period from July 19, 2004 (inception) to December 31, 2008

	YEAR ENDED		FROM INCEPTION (JULY 19, 2004) TO December 31, 2008
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(40,044)	$(34,705)	$(95,180)
Adjustments to reconcile net loss tp net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services	41,643		41,643
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(17,460)	22,271	7,040
NET CASH USED IN OPERATING ACTIVITIES	(15,861)	(12,434)	(43,997)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES			(2,500)

FINANCING ACTIVITIES:
Contributions to additional paid in capital	16,587	500	47,325
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,587	4,728	47,325

INCREASE (DECREASE) IN CASH	726	(7,706)	828

CASH - BEGINNING OF PERIOD	102	7,808	-

CASH - END OF PERIOD	$ 828	$ 102	$828

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

Years Ended December 31, 2008 and for the period from

July 19, 2004 (inception) to December 31, 2008

			ADDITIONAL	DEFICIT
	COMMON STOCK		PAID IN	ACCUMULATED
	Shares	Amount	CAPITAL	DURING THE
				DEVELOPMENT
				STAGE	TOTAL
BALANCE – INCEPTION JULY 19, 2004	-	-	-	-	-

Issuance of Common Stock	2,040,000	$2,040	$2,710		$4,750

Net Loss				(4,525)	$(4,525)

BALANCE- DECEMBER 31, 2005	2,040,000	$2,040	$2,710	$(4,525)	$225

Capital contribution by shareholders			3,360		3,360

Net loss				(2,448)	(2,448)

BALANCE AT DECEMBER 31, 2005	2,040,000	$2,040	$6,070	$(6,973)	$1,137

Issuance of common stock	179,000	$179	$17,721		$17,900

Net Loss				(13,458)	(14,791)

BALANCE DECEMBER 31, 2006	2,219,000	$2,219	$23,791	$(20,431)	$5,579

Capital contribution by shareholders			4,728		4,728
Net loss				(34,705)	(34,705)

The accompanying notes are an integral part of these financial statements.

BALANCE DECEMBER 31, 2007	2,219,000	$2,219	$28,519	$(55,136)	$(24,398)

Issuance of common stock	406,425	406	41,237		41,643

Capital contribution by shareholders			16,587		16,757

Net loss				$(40,044)	$(40,044)

BALANCE DECEMBER 31, 2008	2,625,425	2,625	86,343	$(95,180)	$(6,212)

The accompanying notes are an integral part of these financial statements.

JOBSINSITE, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2008

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004.  All activity through December 31, 2008 relates to the Company’s formation. The Company has selected December 31st as its fiscal year-end.

Cash

The Company maintains cash balances at various financial institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s accounts at these institutions may, at times, exceed the Federally insured limits. The Company has not experienced any losses in such accounts.

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

Recent accounting pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective for the Company sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The
>Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

In March 2008, the FASB issued Statement of Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities. This statement requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the Company’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which requires most identifiable assets, liabilities, non-controlling interests and goodwill acquired in a business combination to be recorded at “full fair value”. Under SFAS 141R, all business combinations will be accounted for under the acquisition method. Significant changes, among others, from current guidance resulting from SFAS 141R include the requirement that contingent assets and liabilities and contingent consideration shall be recorded at estimated fair value as of the acquisition date, with any subsequent changes in fair value charged or credited to earnings. Further, acquisition-related costs will be expensed rather than treated as part of the acquisition. SFAS 141R is effective for periods beginning on or after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115”. SFAS No. 159 allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. SFAS No. 159 requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

On September 15, 2006 FASB issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements”. SFAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Previously, guidance for applying fair value was incorporated in several accounting pronouncements. The statement provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. While the statement does not add any new fair value measurements, it does change current practice. One such change is a requirement to adjust the value of non-vested stock for the effect of the restriction even if the restriction lapses within one year. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the financial statements of the Company.

In the opinion of management of the Company, the adoption of these new pronouncements will not have a material effect on the financial position or results of operations of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had a change in, or disagreement with, our independent accounting firm for the years ended December 31, 2008 and 2007.

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

Name	Age	Position
Kofi N. Kankam	34	CEO, President, Treasurer, Director
Kevin W. Cadette	34	CFO, PAO,Vice President, Secretary, Director
Adam J Laufer(1)	35	CEO, CFO, PAO, President, Treasurer, Secretary and Director

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

ADAM J. LAUFER, CEO, CFO, PAO, PRESIDENT, TREASURER, SECRETARY, DIRECTOR(1)

Mr. Laufer was appointed as president, secretary and treasurer of our company on January 2, 2009 and assumed the sole directorship of the Company on January 30th 2009, upon Messrs. Kankam’s and Cadette’s respectve resignations. Mr. Laufer is a practicing attorney whose primary areas of practice include, corporate and securities, law. Mr. Laufer has significant experience in working with, start-up, development stage and micro cap businesses in developing their business plan, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer sits on the board of directors of a national youth sports organization. Mr. Laufer graduated from Florida International University with a Bachelors of Arts degree in political science in 1996 and received his Juris Doctorate from the University of Miami School of Law in 1999. Mr. Laufer is a member in good standing of the Florida Bar. Mr. Laufer was born in Montreal, Canada and resides in Miami, Florida.

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

(b) Summary Compensation Table

SUMMARY COMPENSATION TABLE
					Long Term Compensation
Annual Compensation Year ended December 31					Awards		Payouts
Name & Principal Position (1)(2)	Year	Salary	Bonus	Other Annual Comp.	Restricted Stock Awards	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
Kofi Kankam Executive Officer, President, Treasurer and Director	2005	0	0	0	0	Nil	Nil	0
	2006	0	0	0	0	Nil	Nil	0
	2007	0	0	0	0	Nil	Nil	0
	2008	0	0	0	0	Nil	Nil	0
Kevin Cadette CFO, PAO, Vice President, Secretary, Director	2005	0	0	0	0	Nil	Nil	0
	2006	0	0	0	0	Nil	Nil	0
	2007	0	0	0	0	Nil	Nil	0
	2008	0	0	0	0	Nil	Nil	0

(1)

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(2)

We have not paid Mssrs. Kankam or Cadette any salary since our incorporation and no salary is being accrued. We do not anticipate paying any salaries for the fiscal year ended December 31, 2009.  If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interests to provide a salary to our respective employees. We do not currently have an employment agreement with any of our employees.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table set forth information as of March 1, 2009, with respect to the beneficial ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors and Named Executive Officers, and our directors and Named Executive Officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Total
International Capital Trust LLC(2)	1,178,816	44.9%
Adam Laufer(2)(5)	1,178,816	44.9%
Kofi Kankam(3)(4)	34,149	1.3%
Kevin Cadette(3)(4)	34,149	1.3%

All Executive Officers and Directors as a Group (2 persons)	2,357,632	89.8.%

(1)

The persons named in the above table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)

Business Address is 42450 Hollywood Blvd., Suite 105 Hollywood, FL 33020.

(3)

Business Address is 426 West 49th Street, Suite 4A New York, NY 10019

(4)

On January 2, 2009 Kofi Kankam and Kevin Cadette each sold 965,851 shares of the Company’s common stock to International Capital Trust LLC and Adam Laufer.

(5)

On January 2nd, 2009 Mr. Adam Laufer became our CEO, CFO president, secretary and treasurer. On January 30th 2009, Mr. Laufer became the sole member of our board of directors.

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

	2008	2007

Audit fees	$4,025	$ 4,025
Audit-related fees	$ -	$ -
Tax fees	$ -	$ -
All other fees	$ -	$ -

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

JOBSINSITE, INC.

By:  /s/ Adam Laufer

Name:   Adam Laufer

Title:  Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Adam Laufer	Chief Executive Officer, President, Chief Financial Officer, Principal Accounting Officer, Vice President, SecretaryTreasurer and Director	March 13, 2009