Form 10-Q
period 2009-03-31
JobsInSite, Inc.
filed 2009-05-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:  March 31, 2009

JOBSINSITE, INC.

Commission File Number 333-137624

New York		90-0191208
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
42450 Hollywood Blvd., Suite 105 Hollywood, Florida 33020
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

Large Accelerated Filer ⁮	Accelerated Filer ⁮	Non-Accelerated Filer ⁮ (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X] No [  ]

As of May 14, 2009, there were outstanding 2,625,425 shares of the registrant’s common stock, $.001 par value per share.

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

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC.

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

March 31, 2009 (unaudited)		December 31, 2008 (audited)
CURRENT ASSETS:
Cash	$ -	$828
Accounts receivable	-	-
TOTAL CURRENT ASSETS		828

TOTAL ASSETS	$ -	$828

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$ -	$ 7,040
Loans payable - shareholder	9,090
TOTAL CURRENT LIABILITIES	9,090	7,040

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares
authorized, 2,625,425 shares issued and outstanding	2,625	2,625
Additional paid in capital	86,343	86,343
Accumulated deficit	(98,058)	(95,180)
TOTAL STOCKHOLDERS’ EQUITY ( DEFICIENCY)	(9,090)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY (DEFICIENCY)	$ -	$828

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		From Inception (July 19, 2004) to March 31, 2009
	2009	2008

REVENUE	$ -	$ -	$6,303

COSTS AND EXPENSES:
Research and development			3,017
General and administrative	2,878	21,331	101,344
TOTAL COSTS AND EXPENSES	2,878	21,331	104,361

NET LOSS	$ (2,878)	$ (21,331)	$(95,058)

BASIS AND DILUTED LOSS PER SHARE	(0.001)	(0.008)	(0.04)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,625,425	2,625,425

See accountants’ review report

JOBSINSITE, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	THREE MONTHS ENDED March 31,		FROM INCEPTION (JULY 19, 2004) TO March 31, 2009
	2009	2008

OPERATING ACTIVITIES:
Net loss	$(2,878)	$(21,331)	$(95,058)
Adjustments to reconcile net loss tp net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services		40,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(7,040)	(24,500)	-
NET CASH USED IN OPERATING ACTIVITIES	(9,918)	(5,188)	(53,915)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES			(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable - shareholder	9,090		9,090
Contributions to additional paid in capital		5,595	47,325
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,090	5,595	56,415

INCREASE (DECREASE) IN CASH	(828)	407	0

CASH - BEGINNING OF PERIOD	828	102	-

CASH - END OF PERIOD	$ 0	$ 509	$0

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10k that included the audited financial statements for the year ended December 31, 2008.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational and explorative as to new business opportunities.

Business description

Jobsinsite, Inc. (the “Company”) was incorporated in July 2004 under the laws of the State of New York  as developer and marketer of resume and employment assistance software and training programs. Recently management has begun to explore new opportunities for the Company.

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

Cash

The Company currently has no cash or other current assets.

Loans Payable to Shareholder

The Company is indebted to Mr. Laufer, its CEO, CFO and its chairman of the board of directors in the amount of $9,090.  Mr. Laufer had advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

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

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at March 31, 2009. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

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

Overview

Overview and Plan of Operation

JobsInSite, Inc. (“JIS” or the “Company”) is a New York Corporation that was formed on July 19, 2004 and our fiscal year ends on December 31. Our principal executive office is located at 42450 Hollywood Blvd., Suite 105 Hollywood, Florida 33020. Our telephone number is (305) 766-6267. Our corporate website can be found at www.jobsinsite.com.

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

Results of Operations for Three Months Ended March 31, 2009 Compared to the Three Months ended March 31,  2008

During the three months ended March 31, 2009 we had $0 in revenues. This was unchanged from the three months ended March  31, 2008.  The lack of revenues was a result of a lack of business operations.

Our operating expenses decreased by $18,453 to $2,878 for the three months ended March  31, 2009. This was an decrease of 86%, as compared to operating expenses of $21,331 for the three months ended March 31, 2008. Our operating expenses for the three months ended March 31, 2009 consisted of general and administrative expenses of $2,878 compared to general and administrative expenses of $21,331 for the period ended March 31, 2008.

During the three months ended March 31, 2009 we had $0 in research and development costs. This was unchanged from the period ended March 31, 2008.

We had net loss of $2,878 (or basic and diluted loss per share of $0.001) for the three months ended March 31, 2009, as compared to net loss of $21,331 (or basic and diluted loss per share of $0.008) for the three months ended March 31, 2008. The decrease in net loss was due to the decrease in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the three months ended March 31, 2009 we had total assets of $0.

During the three months ended March 31, 2009 we had total liabilities of $9,090, as compared to total liabilities of $0 for the three months ended March 31, 2008.

We had an accumulated deficit of $98,058 and total stockholders’ deficit of $9,090 as of March 31, 2009.

Our net cash used in operating activities was $9,918 for the three months end March 31, 2009 which included a net loss of $2,878, and accounts payable and other accrued liabilities of $7,040. Net cash used in operating activities for the three months ended March 31, 2008 was $5,188, which included a net loss of $21,331, the issuance of common stock in exchange for debt and services in the amount of $40,643 and accounts payable and other accrued liabilities of $24,500.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the three months ended March 31, 2009 we had $9,090, in net cash provided by financing activities, which consisted solely of shareholder loan provided by management. This was an increase of $3,495 or 61.6%, as compared to net cash provided by financing activities for the nine months ended March 31, 2008 of $5,595.

At this time, we have not secured or identified any additional financing but expect that management will continue to loan us funds that  will allow us to execute our plan of operations over the next three months of operations. Outside of our principal's advances, we do not have any other identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operation.

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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote or for the written consent of security shareholders, through the solicitation of proxies or otherwise, during the three-months ended March 31, 2009, and no meeting of shareholders was held.

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

(Registrant)
Date: May 14, 2009	/s/ Adam Laufer By: ____________________ (Signature) Name: Adam Laufer Title: Chief Executive Officer

/s/ Adam Laufer By: ____________________ (Signature) Name: Adam Laufer Title: Chief Financial Officer Principal Accounting Officer