Form 10-Q
period 2009-06-30
JobsInSite, Inc.
filed 2009-08-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:  June 30, 2009

JOBSINSITE, INC.

Commission File Number 333-137624
New York		90-0191208
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
42450 Hollywood Blvd., Suite 105 Hollywood, Florida 33020
(Address of Principal Executive Offices)
(305) 766-6267
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
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

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	JUNE 30, 2009 (unaudited)	DECEMBER 31, 2008 (audited)
CURRENT ASSETS:
Cash	$	$ 828
Accounts receivable	-	-
TOTAL CURRENT ASSETS		828

TOTAL ASSETS	$	$ 828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	-	$ 7,040
Loans payable- shareholder	9,500
TOTAL CURRENT LIABILITIES	9,500	7,040

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares authorized, 2,625,425 shares issued
and outstanding	2,625	2,625
Additional paid in capital	86,343	86,343
Accumulated deficit	(98,468)	(95,180)
TOTAL STOCKHOLDERS' EQUITY ( DEFICIENCY)	(9,500)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)		$$828

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	SIX MONTHS ENDED JUNE 30		FROM INCEPTION (JULY 19,2004) TO JUNE 30,
	2009	2008	2009

REVENUE	$-	$-	6,303

COSTS AND EXPENSES:
Research and development			3,017
General and administrative	410	25,945	101,754
TOTAL COSTS AND EXPENSES	410	25,945	104,771

NET LOSS	(410)	(25,945)	(98,468)

BASIS AND DILUTED LOSS PER SHARE	-	-	0

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,428,926	2,625,425

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED JUNE 30		FROM INCEPTION (JULY 19,2004) TO JUNE 30,
	2009	2008	2009

REVENUE	$-	$-	6,303

COSTS AND EXPENSES:
Research and development			3,017
General and administrative	2,878	21,331	101,754
TOTAL COSTS AND EXPENSES	2,878	21,331	104,771

NET LOSS	(2,878)	(21,331)	(98,468)

BASIS AND DILUTED LOSS PER SHARE	-	-	0

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,219,000	2,625,425

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)

	SIX MONTHS ENDED JUNE 30		FROM INCEPTION (JULY 19,2004) TO JUNE 30,
	2009	2008	2009

OPERATING ACTIVITIES:
Net loss	(410)	(25,945)	(98,468)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services		41,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	-	(24,210)	-
NET CASH USED IN OPERATING ACTIVITIES	(410)	(8,512)	(54,325)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	410		9,500
Contributions to additional paid in capital		12,386	47,325
NET CASH PROVIDED BY FINANCING ACTIVITIES	410	12,386	56,825

INCREASE (DECREASE) IN CASH	-	3,874

CASH - BEGINNING OF PERIOD	-	102

CASH - END OF PERIOD	-	3,976

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)

	THREE MONTHS ENDED JUNE 30		FROM INCEPTION (JULY 19,2004) TO JUNE 30,
	2009	2008	2009

OPERATING ACTIVITIES:
Net loss	(2,878)	(21,331)	(98,468)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services		40,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(7,040)	(24,500)	-
NET CASH USED IN OPERATING ACTIVITIES	(9,918)	(5,188)	(54,325)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	9,090		9,500
Contributions to additional paid in capital		5,595	47,325
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,090	5,595	56,825

INCREASE (DECREASE) IN CASH	(828)	407

CASH - BEGINNING OF PERIOD	828	102

CASH - END OF PERIOD	-	509

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2009
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10k that included the audited financial statements for the year ended December 31, 2008.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational and explorative as to new business opportunities.

Business description

Jobsinsite, Inc. (the "Company") was incorporated in July 2004 under the laws of the State of New York and subsequently re-domiciled as a Delaware corporation on June 17, 2009. The company was developer and marketer of resume and employment assistance software and training programs, however management has recently begun to explore new opportunities for the Company.

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

Loans Payable to Shareholder

The Company is indebted to Mr. Laufer, its CEO, CFO and its chairman of the board of directors in the amount of $9,5000.  Mr. Laufer had advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

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

Website Development Costs

The Company expenses costs incurred in the development of its website as it believes that the initial development stage, as defined in EITF 00–2 has not yet been completed

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at June 30, 2009. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

The following discussion should be read in conjunction with our unaudited financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "believe," "anticipate," "expect," "estimate," "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; federal or state laws or regulations having an adverse effect on proposed transactions that we desire to effect; Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks,"; and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The accompanying information contained herein, including, without limitation, the information set forth under the heading "Management’s Discussion and Analysis and Plan of Operation" identifies important additional factors that could materially adversely affect actual results and performance. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statement. The terms "JobsInSite," "we," "us," "our," and the "Company" refer to JobsInSite, Inc.

Overview

Overview and Plan of Operation

JobsInSite, Inc. ("JIS" or the "Company") was formed as a New York Corporation on July 19, 2004 and subsequently re-domiciled as a Delaware corporation effective June 17, 2009, our fiscal year ends on December 31. Our principal executive office is located at 42450 Hollywood Blvd., Suite 105 Hollywood, Florida 33020. Our telephone number is (305) 766-6267.

The Company's previous business operations were centered around developing, marketing and selling career oriented software and career reference materials.  Management has recently begun exploring new business opportunities for the company.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months ended June 30,  2008

During the six months ended June 30, 2009 we had $0 in revenues. This was unchanged from the three months ended June  30, 2008.  The lack of revenues was a result of a lack of business operations.

Our operating expenses decreased by $25,535 to $410 for the six months ended June  30, 2009. This was an decrease of 98%, as compared to operating expenses of $25,945 for the six months ended June 30, 2008. Our operating expenses for the six months ended June 30, 2009 consisted of general and administrative expenses of $2,878 compared to general and administrative expenses of $21,331 for the period ended June 30, 2008.

During the six months ended June 30, 2009 we had $0 in research and development costs. This was unchanged from the period ended June 30, 2008.

We had net loss of $410 (or basic and diluted loss per share of $0.0001) for the six months ended June 30, 2009, as compared to net loss of $25,945 (or basic and diluted loss per share of $0.001) for the three months ended June 30, 2008. The decrease in net loss was due to the decrease in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the three months ended June 30, 2009 we had total assets of $0.

During the three months ended June 30, 2009 we had total liabilities of $9,500, as compared to total liabilities of $0 for the three months ended June 30, 2008.

We had an accumulated deficit of $98,468 and total stockholders’ deficit of $9,500 as of June 30, 2009.

Our net cash used in operating activities was $410 for the six months end June 30, 2009 which included a net loss of $410, and accounts payable and other accrued liabilities of $0. Net cash used in operating activities for the six months ended June 30, 2008 was $8,512, which included a net loss of $25,945, the issuance of common stock in exchange for debt and services in the amount of $41,643 and accounts payable and other accrued liabilities of $24,210.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the six months ended June 30, 2009 we had $9,500, in net cash provided by financing activities, which consisted solely of shareholder loan provided by management. This was a decrease of $2,886 or 23.3%, as compared to net cash provided by financing activities for the six months ended June 30, 2008 of $12,386.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There are no legal proceedings which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

ITEM 1A.     RISK FACTORS.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 1st at the Company's annual shareholder meeting the board of directors submitted to the shareholders for their vote, authorization to re-domicile the company to Delaware;  2,357,632, which represents 89.9% of the total number of shares outstanding and authorized to vote, were cast in FAVOR of the merger.  Subsequent to the vote, the company prepared and executed certificates of merger in both New York and Delaware. The merger was effected on June 17, 2009.

ITEM 5.     OTHER INFORMATION

On May 1, 2009 Jobsinsite, Inc. (the "Company")  filed, on a voluntary basis, an information statement on Form Pre14C, which the company subsequently withdrew, as the company is not required to file proxy and or information statements under Regulation 14A or 14C because it does not have a class of securities registered under section 12 of the Exchange Act.

The company thereafter and in accordance with respective state laws of New York and Delaware effected certain changes as it relates to its state of incorporation and its corporate structure.

Effective  June 17, 2009 Jobsinsite Corp., a New York Corporation (JOBI NY) was merged into Jobsinsite Corp., a Delaware Corporation (JOBI Del,) the surviving entity, pursuant to shareholders' approval at the Annual Shareholders' Meeting held on June 1, 2009.

Subsequent thereto, on July 1, 2009  Jobsinsite, pursuant to Delaware law, and upon the unanimous written consent of the company’s shareholders, filed articles of conversion to convert,  the Corporation into Soleil Capital, L.P. a Delaware limited partnership, managed by Soleil Capital Management LLC, a Delaware limited liability company.

Pursuant to Delaware law Title 8 Chapter IX sec. 6(f) said conversion shall not result in the dissolution of Jobsinsite and as such Jobsinsite shall continue to trade as JOBI on the over the counter bulletin board.

ITEM 6.     EXHIBITS

Exhibit	Description
10.1*	State of Delaware Certificate of Incorporation of Jobsinsite, Inc.
10.2*	New York Certificate of Merger by and between Jobsinsite, Inc. a New York corporation and Jobsinsite, Inc. a Delaware corporation
10.3*	State of Delaware Certificate of Merger by and between Jobsinsite, Inc. a New York corporation and Jobsinsite, Inc. a Delaware corporation
10.4*	State of Delaware Certificate of Conversion from a Corporation to a Limited Partnership
10.5*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)
Date: August 14, 2009	By:	/s/ Adam Laufer
Name: Adam Laufer Title: Chief Executive Officer
	By:	/s/ Adam Laufer
Name: Adam Laufer Title: Chief Financial Officer Principal Accounting Officer