Form 10-Q
period 2009-10-05
JobsInSite, Inc.
filed 2009-11-05
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended:  September 30, 2009

JOBSINSITE, INC.

Commission File Number 333-137624
Delaware		90-0191208
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
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

As of November 5, 2009, there were outstanding 2,625,425 shares of the registrant’s common stock, $.001 par value per share.

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

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

JOBSINSITE, INC. (A Development Stage Company) BALANCE SHEETS (Unaudited)

	SEPTEMBER 30, 2009 (unaudited)	DECEMBER 31, 2008 (audited)
CURRENT ASSETS:
Cash	$	$ 828
Accounts receivable	-	-
TOTAL CURRENT ASSETS		828

TOTAL ASSETS	$	$ 828

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	-	$ 7,040
Loans payable- shareholder	9,700
TOTAL CURRENT LIABILITIES	9,700	7,040

STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, par value $.001, 50,000,000 shares authorized, 2,625,425 shares issued
and outstanding	2,625	2,625
Additional paid in capital	86,343	86,343
Accumulated deficit	(98,668)	(95,180)
TOTAL STOCKHOLDERS' EQUITY ( DEFICIENCY)	(9,700)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)		$$828

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		FROM INCEPTION (JULY 19, 2004) TO SEPTEMBER 30,
	2009	2008	2009

REVENUE	$-	$-	6,303

COSTS AND EXPENSES:
Research and development			3,017
General and administrative	3,488	30,450	101,954
TOTAL COSTS AND EXPENSES	3,488	30,450	104,971

NET LOSS	(3,488)	(30,450)	(98,668)

BASIS AND DILUTED LOSS PER SHARE	(0.00)	(0.01)	(0.04)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,428,986	2,625,425

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENTS OF OPERATIONS (Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		FROM INCEPTION (JULY 19,2004) TO SEPTEMBER 30,
	2009	2008	2009

REVENUE	$-	$-	6,303

COSTS AND EXPENSES:
Research and development			3,017
General and administrative	200	4,505	101,954
TOTAL COSTS AND EXPENSES	200	4,505	104,971

NET LOSS	(200)	(4,505)	(98,668)

BASIS AND DILUTED LOSS PER SHARE	(0.00)	(0.01)	(0.04)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,428,926	2,625,425

See accountants’ review report

JOBSINSITE, INC. (A Development Stage Company) STATEMENT OF CASH FLOWS (Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30		FROM INCEPTION (JULY 19,2004) TO SEPTEMBER 30,
	2009	2008	2009

OPERATING ACTIVITIES:
Net loss	(3,488)	(30,450)	(98,668)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization			2,500
Issuance of common stock in exchange for debt
and services		41,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(7,040)	(24,210)	-
NET CASH USED IN OPERATING ACTIVITIES	(10,528)	(13,017)	(54,525)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	9,700		9,700
Contributions to additional paid in capital		13,787	47,325
NET CASH PROVIDED BY FINANCING ACTIVITIES	9,700	13,787	57,025

INCREASE (DECREASE) IN CASH	(828)	770

CASH - BEGINNING OF PERIOD	828	102

CASH - END OF PERIOD	-	872

See accountants’ review report

JOBSINSITE, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2009
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Form 10k that included the audited financial statements for the year ended December 31, 2008.

Development Stage

The Company is considered to be a development stage company.  Activities to date have been organizational and explorative as to new business opportunities.

Business description

Jobsinsite, Inc. (the "Company") was incorporated in July 2004 under the laws of the State of New York and subsequently re-domiciled as a Delaware corporation on June 17, 2009. The company was a developer and marketer of resume and employment assistance software and training programs, however management has recently begun reorganizing the company as a limited partnership to explore new opportunities as a private equity firm.

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

Loans Payable to Shareholder

The Company is indebted to Mr. Laufer, its CEO, CFO and its chairman of the board of directors in the amount of $9,7000.  Mr. Laufer had advanced funds to the Company to cover cash requirements.  The loan is unsecured and is payable on demand with interest at the prime rate.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, Share-Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead, that such transactions be accounted and recognized in the statement of operations, based on their fair value. SFAS No. 123R is effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. The Company has no outstanding stock options at September 30, 2009. Therefore, the adoption of this standard does not have an impact on the Company’s financial position and results of operations.

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

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months ended September 30,  2008

During the six months ended Setember 30, 2009 we had $0 in revenues. This was unchanged from the nine months ended September  30, 2008.  The lack of revenues was a result of a lack of business operations.

Our operating expenses decreased by $26,962 to $3,488 for the nine months ended September  30, 2009. This was an decrease of 88.5%, as compared to operating expenses of $30,450 for the nine months ended September 30, 2008. Our operating expenses for the nine months ended September 30, 2009 consisted of general and administrative expenses of $3,488 compared to general and administrative expenses of $30,450 for the period ended September 30, 2008.

During the nine months ended September 30, 2009 we had $0 in research and development costs. This was unchanged from the period ended September 30, 2008.

We had net loss of $3,488 (or basic and diluted loss per share of $0.0001) for the nine months ended September 30, 2009, as compared to net loss of $30,450 (or basic and diluted loss per share of $0.001) for the nine months ended September 30, 2008. The decrease in net loss was due to the decrease in general and administrative expenses, discussed above.

Liquidity and Capital Resources

During the nine months ended September 30, 2009 we had total assets of $0.

During the nine months ended September 30, 2009 we had total liabilities of $9,700 as compared to total liabilities of $290 for the nine months ended September  30, 2008.

We had an accumulated deficit of $98,668 and total stockholders’ deficit of $9,700 as of September 30, 2009.

Our net cash used in operating activities was $10,528 for the nine months end September 30, 2009 which included a net loss of $3,488, and accounts payable and other accrued liabilities of $7,040. Net cash used in operating activities for the nine months ended September 30, 2008 was $13,017, which included a net loss of $30,450, the issuance of common stock in exchange for debt and services in the amount of $41,643 and accounts payable and other accrued liabilities of $24,210.

Cash flows from operations were not sufficient to fund our requirements during this period. To make up for this short fall, during the nine months ended September 30, 2009 we had $9,700, in net cash provided by financing activities, which consisted solely of shareholder loan provided by management. This was a decrease of $4,087 or 29.6%, as compared to net cash provided by financing activities for the six months ended September 30, 2008 of $13,787.

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

ITEM 6.     EXHIBITS

Exhibit	Description
10.1	State of Delaware Certificate of Incorporation of Jobsinsite, Inc. (Incorporated by reference as previously filed as exhibit to the Company's 10Q filed August 14, 2009.)
10.2	New York Certificate of Merger by and between Jobsinsite, Inc. a New York corporation and Jobsinsite, Inc. a Delaware corporation (Incorporated by reference as previously filed as exhibit to the Company's 10Q filed August 14, 2009.)
10.3	State of Delaware Certificate of Merger by and between Jobsinsite, Inc. a New York corporation and Jobsinsite, Inc. a Delaware corporation (Incorporated by reference as previously filed as exhibit to the Company's 10Q filed August 14, 2009.)
10.4	State of Delaware Certificate of Conversion from a Corporation to a Limited Partnership (Incorporated by reference as previously filed as exhibit to the Company's 10Q filed August 14, 2009.)
10.5	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10Q filed August 14, 2009.)
31.1*	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)
Date: November 5, 2009	By:	/s/ Adam Laufer
Name: Adam Laufer Title: Chief Executive Officer
	By:	/s/ Adam Laufer
Name: Adam Laufer Title: Chief Financial Officer Principal Accounting Officer