Form 10-K
period 2009-12-31
Soleil Capital L.P.
filed 2010-04-14
CIK 1376231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 333-137624
SOLEIL CAPITAL L.P.
(formerly known as JOBSINSITE, INC.)
(Exact name of Registrant as specified in its charter)

Delaware	90-0191208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42450 Hollywood Blvd., Suite 105
Hollywood, FL	33020
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 305-537-6607

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common units representing limited partner interests
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☑     No ☐
The aggregate market value of the common units of the Registrant held by non-affiliates as of April 14, 2010 was approximately $29,457. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 14, 2010 was 2,625,425.

EXPLANATORY NOTE
On June 1st at the Company’s annual shareholder meeting, the board of directors submitted to the shareholders for their vote, authorization to re-domicile the company to Delaware; 2,357,632, which represents 89.9% of the total number of shares outstanding and authorized to vote, were cast in FAVOR of the merger. Subsequent to the vote, the company prepared and executed certificates of merger in both New York and Delaware. The merger was effected on June 17, 2009 saw Jobsinsite Corp., a New York Corporation (JOBI NY) merge into Jobsinsite Corp., a Delaware Corporation (JOBI Del,) the surviving entity, pursuant to shareholders’ approval at the Annual Shareholders’ Meeting held on June 1, 2009.
Subsequent thereto, on July 1, 2009 Jobsinsite, pursuant to Delaware law, and upon the unanimous written consent of the company’s (JOBI Del.) shareholders, the company filed articles of conversion with the Secretary of State of Delaware to convert the Corporation (JOBI.Del) into Soleil Capital, L.P. a Delaware limited partnership to be managed by Soleil Capital Management LLC, a Delaware limited liability company. Pursuant to Delaware law Title 8 Chapter IX sec. 6(f) said conversion shall not result in the dissolution of Jobsinsite and as such Jobsinsite has maintained its listing on the over the counter bulletin board and each share of Jobsinsite stock may at any time, subject to the Securities Act or an exemption thereform, be exchanged by the company for a common limited partner unit in Soleil Capital L.P.
Moreover, in accordance with Delaware Law Title 8, Chapter 1 Subchapter IX section 266(h) when a corporation has been converted to another entity or business form pursuant to this section, the other entity or business form shall, for all purposes of the laws of the State of Delaware, be deemed to be the same entity as the corporation. When any conversion shall have become effective under this section, for all purposes of the laws of the State of Delaware, all of the rights, privileges and powers of the corporation that has converted, and all property, real, personal and mixed, and all debts due to such corporation, as well as all other things and causes of action belonging to such corporation, shall remain vested in the other entity or business form to which such corporation has converted and shall be the property of such other entity or business form, and the title to any real property vested by deed or otherwise in such corporation shall not revert or be in any way impaired by reason of this chapter; but all rights of creditors and all liens upon any property of such corporation shall be preserved unimpaired, and all debts, liabilities and duties of the corporation that has converted shall remain attached to the other entity or business form to which such corporation has converted, and may be enforced against it to the same extent as if said debts, liabilities and duties had originally been incurred or contracted by it in its capacity as such other entity or business form. The rights, privileges, powers and interest in property of the corporation that has converted, as well as the debts, liabilities and duties of such corporation, shall not be deemed, as a consequence of the conversion, to have been transferred to the other entity or business form to which such corporation has converted for any purpose of the laws of the State of Delaware.

Forward-Looking Statements
This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.
PART I
Item 1. Business.
History
We were incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.
Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises, distressed assets; including but not limited to real estate and other investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

Conversion; Assumption of Liabilities, Obligations, Etc.
In accordance with Delaware Law Title 8, Chapter 1 Subchapter IX section 266(h) when a corporation has been converted to another entity or business form pursuant to this section, the other entity or business form shall, for all purposes of the laws of the State of Delaware, be deemed to be the same entity as the corporation. When any conversion shall have become effective under this section, for all purposes of the laws of the State of Delaware, all of the rights, privileges and powers of the corporation that has converted, and all property, real, personal and mixed, and all debts due to such corporation, as well as all other things and causes of action belonging to such corporation, shall remain vested in the other entity or business form to which such corporation has converted and shall be the property of such other entity or business form, and the title to any real property vested by deed or otherwise in such corporation shall not revert or be in any way impaired by reason of this chapter; but all rights of creditors and all liens upon any property of such corporation shall be preserved unimpaired, and all debts, liabilities and duties of the corporation that has converted shall remain attached to the other entity or business form to which such corporation has converted, and may be enforced against it to the same extent as if said debts, liabilities and duties had originally been incurred or contracted by it in its capacity as such other entity or business form. The rights, privileges, powers and interest in property of the corporation that has converted, as well as the debts, liabilities and duties of such corporation, shall not be deemed, as a consequence of the conversion, to have been transferred to the other entity or business form to which such corporation has converted for any purpose of the laws of the State of Delaware.
Our Business
Venture Capital
As a public venture capital company, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.
To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, the preparation of this registration statement and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.
Our plan is to raise capital and acquire and /or invest in high-risk venture capital investments including: business plans, seed, early and development stage businesses, for cash, stock or a combination thereof.

Our opportunity exists in:
•	Acquiring and or investing in businesses that have been unable to bridge the “funding gap” that has developed between the friends and family investments and the amounts that most venture capital funds prefer to invest;
•	Acquiring the assets of venture backed businesses that have exhausted their funding sources and now face liquidation;
•	Acquiring interests from shareholders of venture-backed companies.
Our goal is to exit our investments by way of:
•	spin-offs,
•	Public offerings,
•	mergers or sales or;
•	through sales in secondary markets.
Our ability and the associated time frame required to monetize our investments will vary from investment to investment. Contributing factors including; market conditions, enthusiasm for the sector and competition in the sector, in which the business operates, in addition to specific quantitative and qualitative factors, including but not limited to, the business’ operational performance, market share and management team and will collectively determine our investment return.
Moreover the means by which we exit our investment will significantly impact both our investment return and the costs and time frame associated with our exit. We expect that sales of distressed assets to operating enterprises and secondary sales of equities of venture backed companies can be accomplished in the shortest time frame with the smallest transactional costs, followed by sales or mergers of our portfolio companies, and lastly spin-offs or public divestitures of our portfolio companies.
Raising Capital
We intend to raise capital as needed to make acquisitions, fund investments, and for general investment and working capital primarily through private placements and PIPE offerings. We plan to syndicate these offerings to institutional and accredited investors, hedge funds, private equity and venture capital firms. We do not plan on conducting any public offerings in the near future, or until such time as we become a listed company on a national listing service or stock exchange and we can avail ourselves the federal pre-emption offered to covered securities, due to the extensive cost of regulatory compliance and the complexity of blue sky laws.
Until such time as it becomes practical to expand the scope and breadth of our investment activities, we intend to focus our efforts on high risk seed, early and development stage venture capital investments including, but not limited to investing in/or acquiring business plans or other opportunistic investments which are typically lower dollar threshold investments. When possible and under favorable terms we will seek to make acquisitions in exchange for our common stock and generate capital organically through free cash-flow spun off from operations of our portfolio companies.

In furtherance of our investment and in an effort to build value, appreciation and growth; we plan on assisting our portfolio companies in raising additional capital, creating exit strategies and exploring joint ventures or merger and/or acquisition candidates.
Exiting our Investments
As a venture capital investor, we spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.
Our investment activity is primarily focused on making long-term investments in the equity of private early and development stage companies. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds.
As a result, we expect that on average, our portfolio companies will require a period of at least twelve to eighteen months following our investment, depending on the stage of the company and the timing of our involvement, before a meaningful valuation can be established.
Moreover, due to the nature of our investments and the early stage of the businesses we invest in, we do not expect to see returns on our investments, those made with cash or those made in return for issuances of our securities, for an average of 1-3 years after an investment is made.
Our Growth Strategy
We believe that current market conditions are favorable to our growth as incumbent firms are unable to exit their investments, with Reuters reporting that IPO’s of venture-backed companies is at a 30 year low, with only 5 venture-backed IPO’s in the first half of this year [2008] compared to 86 for the same period one year ago. We expect that private venture capital firms’ inability to monetize investments will have a negative effect on their ability to raise new funds form investors. Whereas, investors in our common stock will have the ability to sell their shares free of contractual and legal restrictions and as a result we believe that an investment in our company will be an attractive alternative to the traditional private limited partner investment structure.
Moreover, we believe an opportunity exists to acquire shares from investors, founders, and/or employees of private venture-backed businesses, in secondary sales, who are seeking partial liquidity of their positions. We estimate that there are about 245 venture funds started in the 1999 to 2000 that may be nearing the end of their 10-year terms and may need to cash out of investment interests in venture-backed companies.
Alternatively, a second liquidity strategy for holders of venture-backed companies has emerged, which also provides us an opportunity to acquire shares in well established venture-backed firms though Series FF stock:
•	The Series FF is basically identical to common stock except that it is convertible at the option of the holder into the same series of preferred stock issued in a subsequent round of equity financing if the buyer of the Series FF purchases it in connection with the equity financing.
•	The conversion into preferred stock can only occur if the buyer of the Series FF pays the same price per share as the shares of preferred stock sold in the equity financing.

•	The conversion into preferred stock can only occur if the board approves the conversion.
•	The Series FF is convertible into common stock at any time at the option of the holder.
•	The Series FF automatically converts into common stock upon a qualified IPO or upon the consent of holders of a majority of Series FF.
Investment in shares of venture-backed companies is an attractive investment strategy for us, which will allow us to acquire shares at discounts to anticipated public offering pricing and at the same time secure a position, in what is normally a difficult position to secures, in a company that is likely to conduct a public offering when market conditions become favorable.
Overall we believe that our methodology and approach to operations as a public company operating in a transparent manner, in accordance with the U.S. regulatory environment will contribute to our ability to grow and develop our business and will give us a competitive advantage against other similarly situated firms and will contribute to our growth and success.
Competition
Competition in the venture capital industry is intense; money managers, hedge funds, private equity funds, mutual funds, and other investment vehicles are actively competing for available investor capital and potentially profitable investments. To be successful in obtaining such capital, many competitors engage in expensive advertising and promotional campaigns which will be unavailable to the Company. Moreover, many competitors have been in business for long periods of time — in some cases for as long as many decades — and have established reputations, brand names, track records, back office and managerial support systems, and other advantages which the Company will be unable to duplicate in the near term, if ever. In addition, many such competitors, by virtue of their longevity or capital resources, have established lines of distribution to which the Company does not have access, and is not reasonably likely to be able to duplicate in the near term, if ever. The Company will compete with firms, including many larger securities and investment banking firms, which have substantially greater financial resources and research staffs than the Company does and therefore, the number of potentially profitable investments which the Company finds may be fewer and such investments, more difficult to identify than will be the case for some Company competitors.
However, the Company believes that many of these entities do not have an interest in the relatively small size of transactions that we target and in this market segment our competition will be from Angel Investors.
Angel Investors are individuals, sometimes in small groups, who invest in start-up and early stage companies. According to the University of New Hampshire’s Center for Venture Research, in 2007 $26 billion dollars was invested by angel investors, which represents a 1.8% increase over 2006 angel investments which suggests to us that there are ample opportunities in this investment tier.
We believe that we will be successful in competing with Angel investors, as angel investors tend to have geographical limitations on their investments preferring to invest in businesses in close proximity to themselves.
Moreover we believe we are well positioned to succeed and our plan of operation offers us significant opportunity to compete against angel, investors and smaller venture capital firms.

Competitive Strengths
•	Deal Size. We believe that there are significant opportunities for investment available to us which would be material to a firm or our size, that would however not be considered by larger and established firms due to the relative immateriality that these smaller investments would have on a larger firms overall results.
•	Publicly Company. We believe that organizing and operating as a public company will give us a competitive advantage over similarly positioned private firms. We believe that the transparency afforded to investors and the potential of market liquidity, that a public company can offer will appeal to investors and outweigh the incremental costs associated with regulatory compliance and its respective effect on the company’s performance.
•	Public Equity. We believe that being a public company will give us an advantage in competing with private venture capital firms for investment in developing businesses as, we are able to use our publicly traded equity as an incentive for managers and business owners when deciding on which sources of funding to accept.
Employees
We currently employ 1 person on a part time basis, none of our employees are currently receiving cash compensation from the company. None of our employees are working for us on a full time basis.
Regulatory and Compliance Matters
Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere, however due to our small size and lack of any appreciable assets, we are not at this time required to register with the SEC or other regulatory authorities.
Item 1A. Risk Factors.
RISK FACTORS
You should carefully consider the following risks and uncertainties in addition to other information in this prospectus in evaluating our company.
RISKS RELATED TO OUR BUSINESS
Our business is difficult to evaluate because we are a new enterprise with relatively no operating history.
We have no relevant operating history as a venture capital or private equity company upon which an investor can make an evaluation of the likelihood of our success. Owners of our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. Our operations may never generate significant revenues and we may never achieve profitable operations or positive investment returns. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development. To address these risks, we must, among other things:
•	implement and successfully execute our business and marketing strategy;
•	raise sufficient working and investment capital;

•	attract, retain and motivate qualified personnel;
•	identify and successfully acquire investment opportunities;
•	successfully exit our investments to generate returns for our limited partners.
We may not be successful in addressing these risks. If we are unable to do so, our business plan may not yield the results we anticipate, and as such our prospects of profitability may be delayed or we may never achieve profitability.
We depend on Our General partner and its owner/manger Adam Laufer.
Our performance is directly correlated to the performance of our general partner. Due in part to our size, the loss of the services of Mr. Laufer would have a material adverse effect on us, including on a short term basis, and until a replacement could be found, the continuity of Our Operations. Our principals have no prior management experience in operating a private equity or venture capital firm.
We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of any of our principals.
Our Conversion to a Limited Partnership changed the Rights of Our Shareholders.
As a result of the conversion Jobsinsite’s certificate of incorporation and bylaws will no longer govern the rights of the Jobsinsite stockholders. Please read carefully the Agreement of Limited Partnership of Soleil Capital which will now govern the relationship between us and our unit-holders.
Our general partner Soleil Capital Management LLC is solely responsible for our operations.
In connection with the conversion from Jobsinsite to Soleil Capital L.P., our general partner, Soleil Capital Management L.L.C., which is owned by our current executive officer, Adam Laufer, will manage all of our operations and activities. The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner’s board of directors will be elected in accordance with its limited liability company agreement, where Mr. Laufer (or, following their withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our general partner. Following the withdrawal, death or disability of our founder (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner who hold a majority in interest in our general partner. Our common unit-holders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.

Our ability to retain our management is critical to our success and our ability to grow depends on our ability to attract additional key personnel.
Our success depends on our ability to attract and retain managers, executive officers and qualified personnel. We anticipate that it will be necessary for us to attract and retain key personnel in order to develop our business and pursue our growth strategy. The market for qualified managers is extremely competitive and as such our inability to attract and retain key personnel would adversely affect in the short term, our continuity of operations and in the long term our profitability.
There can be no assurance that we will be successful in executing our business plan.
Our business plan is dependant up on our ability to raise investment capital, identify and commit investment capital to investments and exit those investments, this is the means by which we generate investment returns and revenues respectively. If we are unable to execute our business plan our prospects for success would be materially adversely affected.
We cannot predict our future capital needs and we may not be able to secure additional financing.
We currently do not have sufficient cash on hand to meet our presently anticipated working capital and capital expenditure requirements for at least the next twelve months, we have relied on Mr. Adam Laufer for loans to cover our operating costs. We will continue to rely on Mr. Laufer for all of our financial needs until we are able to secure additional capital, through loans or sales of our common units. We currently have no credit facility or similar financing currently available. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of our common units, the percentage ownership of our existing unit-holders will be reduced, our unit-holders may experience additional dilution in net tangible book value per share. If adequate funds are not available on acceptable terms, we may be unable to develop our business, take advantage of future opportunities, repay debt obligations as they become due or respond to competitive pressures.
Going concern report of independent certified public accountants.
Our limited history of operations and our absence of revenues to date raise substantial doubt about our ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. There can be no assurance that we will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance that the our proposed activities will be successful or that the Company will be able to achieve or maintain profitable operations. If we fail to achieve profitability, its growth strategies could be materially and adversely affected.
We face substantial and increasing competition.
We compete with private equity, including but not limited to, venture capital firms, hedge funds and alternative asset managers, in addition to angel investors and business incubators. If the number of these entities continues to increase and more capital is made available to them, it is likely that it will become increasingly difficult for us to make investments or raise capital. More significantly, the allocation of increasing amounts of capital by private equity, hedge funds and/or venture capital funds, to our acquisition candidates may lead to a reduction in our investment/acquisition opportunities.

Due to the deal size and stage of business we expect to invest in we believe we will be competing most directly with angel investors and angel groups. An angel investor is typically an affluent individual, angel groups are pooled groups of affluent individuals, who provide capital for a business start-up, usually in exchange for convertible debt or ownership equity. Angel investors typically have strong ties to local communities from which they identify investment opportunities, if we are not effective at establishing similar community ties and identifying a pipeline of investments our business could be materially adversely affected.
Downturns in the economy may affect business conditions and the appetite for investment.
The investment industry, including hedge funds, venture capital, and private equity can be volatile. The investment industry and mergers and acquisition (M & A) activity tend to be sensitive to economic conditions. When economic conditions are prosperous, that availability of capital increases and acquisitions and investment are consummated; conversely, when economic conditions are unfavorable, M & A activity and the prices and premiums paid for acquisitions decline. Geopolitical conflict and tensions, Wall Street phenomenon, the global credit crunch and the increasing price of oil are all factors that are currently affecting the market and its participants ability to fund acquisitions and/or investments in new ventures. Should the current economic climate remain unchanged, should the economy further decline or should additional factors come to light that would put additional downward pressure on the financial markets and our and the global economy, we would likely experience added difficulty in developing and growing our business.
If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We do not believe that we are an “investment company” under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe the company is not an investment company under Section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business. If one or more of our investments became independent publicly traded entities, our interests in those subsidiaries could be deemed an “investment security” for purposes of the Investment Company Act of 1940. Generally, a person is an “investment company” if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of 1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares.
RISKS ASSOCIATED WITH OUR COMMON STOCK
There is no established public market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.
Jobsinsite’s common stock is currently listed on the Over the Counter Bulletin Board under the stock ticker symbol “JOBI,” however there is no established public market for Jobsinsite’s common stock and such a market may not develop or be sustained. Since the company’s inception and subsequent listing on the Over the Counter Bulletin Board, only one trade of 100 shares has executed. The Company’s common equity is quoted at a bid price of $0.11 and an ask price of $10.00. As a result of the conversion and subsequent to the issuance of our common units pursuant to this prospectus, we will exchange each share of common stock with a common limited partnership unit, at which time a new ticker symbol will be assigned to our common units, however it is still unlikely that an established public market for our equities will develop.

Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common units does not develop, then investors may not be able to resell the common units that they currently hold and or have purchased and may lose all of their investment.
Because we do not intend to make any dividends or distributions on our securities, investors seeking income should not purchase our securities.
We currently do not anticipate making any distributions on our securities at any time in the near future. We may never pay cash distributions on our securities. Any credit agreements which we may enter into with institutional lenders may restrict our ability to make distributions. Whether we make distributions in the future will be at the discretion of our general partner and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that our general partner decides is relevant. (See “Dividend Policy.”)
Since there is no established market for our securities, if a market ever develops for our securities, the price of our securities is likely to be highly volatile. If no market develops holders of our securities may have difficulty selling their securities and may not be able to sell their securities at all.
There is no public market for our securities and we cannot assure you that a market will develop or that any holders of our securities will be able to liquidate his investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our securities is likely to be highly volatile. The market price of our securities may also fluctuate significantly in response to the following factors, most of which are beyond our control:
•	variations in our quarterly operating results;
•	changes in securities analysts estimates of our financial performance;
•	changes in general economic conditions and in the venture capital industry;
•	changes in market valuations of similar companies; and,
•	announcements by us or our competitors of relevant news items and or business developments; and,
•	the loss of key management.
The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common units, regardless of our actual operating performance. As a result, securityholders may be unable to sell their securities, or may be forced to sell them at a loss.
Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.
Jobsinsite, is authorized to issue up to 50,000,000 common shares. As of April 14, 2010, there were 2,625,425 common shares and 0 preferred shares issued and outstanding. Our general partner, controls our board of directors has the authority to cause our company to issue additional shares of common stock without the consent of any of our shareholders. Consequently, our shareholders may experience more dilution in their ownership of our company in the future. And as each share of our common stock will be exchanged for common limited partnership units, any said issuance would have an equally dilutive effect on the future unitholders of Soleil Capital.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.
Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than$5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.
Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.
In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission (see above and the “Market for Common Equity and Related Stockholder Matters” section at page 33 for discussions of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.
Please read this prospectus carefully. You should rely only on the information contained in this prospectus. We have not authorized anyone to provide you with different information. You should not assume that the information provided by the prospectus is accurate as of any date other than the date on the front of this prospectus.

Item 2. Properties.
We occupy, at no expense to the company, office space made available to us by our general partner. Our current facilities are adequate for our current needs.
Item 3. Legal Proceedings.
There are no current, pending or threatened legal proceedings against the company.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Jobsinsite’s common stock is currently listed on the Over the Counter Bulletin Board under the stock ticker symbol “JOBI,” however there is no established public market for Jobsinsite’s common stock and such a market may not develop or be sustained. Since the company’s inception and subsequent listing on the Over the Counter Bulletin Board, only one trade of 100 shares has executed. The Company’s common equity is quoted at a bid price of $0.11 and an ask price of $10.00.
There are approximately fifty holders of the Company’s securities. The conversion did not effect the amount and percentage of present holdings of the registrant’s common equity owned beneficially by (i) any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) who is known to the registrant to be the beneficial owner of more than five percent of any class of the registrant’s common equity and (ii) each director and nominee and (iii) all directors and officers as a group, and the registrant’s present commitments to such persons with respect to the issuance of shares of any class of its common equity.
Price Range of Common Stock
The price range per share of common stock presented below represents the highest and lowest sales prices for the Company’s common stock on the Over the Counter Bulletin Board during each quarter of the two most recent years. The quotations listed below reflect sporadic trading activity in the company’s stock and does not represent the existence of an established public trading market for our securities.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2009 price range per common unit	$0.11-0.11	$0.11-0.11	$0.11-0.11	$0.11-0.11

Fiscal 2008 price range per common unit	$0.11-0.11	$0.11-0.11	$0.11-0.11	$0.11-0.11
Holders
As of March 8, 2010, there were 43 shareholders of record.

Dividends and Cash Distribution Policy
Jobsinsite, since its inception has never paid dividends and as a newly converted limited partnership we have no assets or free cash flow from operations to distribute to our common unit-holders. If we are successful in developing our business, Our intention is to distribute, from time to time, and on a pro-rata basis, to our common unit-holders Soleil Capital L.P.’s net after-tax share of our annual adjusted cash flow from operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business and to make appropriate investments in our business.
Under the Delaware Limited Partnership Act, we may not make a distribution to a partner if after the distribution all our liabilities, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of our assets. If we were to make such an impermissible distribution, any limited partner who received a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act would be liable to us for the amount of the distribution for three years.
Additionally, by paying cash distributions rather than investing that cash in our businesses, we might risk slowing the pace of our growth, or not having a sufficient amount of cash to fund our operations, new investments or unanticipated capital expenditures, should the need arise.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We were incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.
Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises, distressed assets; including but not limited to real estate and other investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

HOW WE GENERATE REVENUE
As a public venture capital company, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.
To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, the preparation of this registration statement and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.
BUSINESS OPERATIONS
Our plan is to raise capital and acquire and /or invest in high-risk venture capital investments including: business plans, seed, early and development stage businesses, for cash, stock or a combination thereof.
As a venture capital investor, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.
Owe expect our investment activity to be primarily focused on making long-term investments in the equity of private early and development stage companies. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds.
As a result, we expect that on average, our portfolio companies will require a period of at least twelve to eighteen months following our investment, depending on the stage of the company and the timing of our involvement, before a meaningful valuation can be established.
Moreover, due to the nature of our investments and the early stage of the businesses we invest in, we do not expect to see returns on our investments, those made with cash or those made in return for issuances of our securities, for an average of 1-3 years after an investment is made.
GROWTH STRATEGY
We believe that current market conditions are favorable to our growth as incumbent firms are unable to exit their investments. We expect that private venture capital firms’ inability to monetize investments will have a negative effect on their ability to raise new funds form investors. Whereas, investors in our common stock will have the ability to sell their shares free of contractual and legal restrictions and as a result we believe that an investment in our company will be an attractive alternative to the traditional private limited partner investment structure.
Moreover, we believe an opportunity exists to acquire shares from investors, founders, and/or employees of private venture-backed businesses, in secondary sales, who are seeking partial liquidity of their positions. We estimate that there are about 245 venture funds started in the 1999 to 2000 that may be nearing the end of their 10-year terms and may need to cash out of investment interests in venture-backed companies.
Results of Operations for the Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008
Our income for the twelve months ended December 31, 2009 & 2008 was $0, respectively.
General and administrative expenses for the twelve months ended December 31, 2009 were $3,788. This was a decrease of $36,256, or 90.5%, as compared to general and administrative expenses of $40,044 for the twelve months ended December 31, 2008. The decrease in our general and administrative expenses was due a cessation of business activities in the company’s previous operating segment and the au gratis rendering of legal services by our chief executive officer, in connection with our reporting obligations as a public company.

We had net loss of $3,788 (or basic and diluted loss per share of $0.00) for the twelve months ended December 31, 2009, as compared to net loss of $40,044 (or basic and diluted loss per share of $0.02) for the period the twelve months December 31, 2008. Our net loss decreased due to the au gratis services rendered by our chief executive officer in connection with our disclosure requirements as a public company.
Liquidity and Capital Resources
As of December 31, 2009, we had total current assets of $0 consisting of cash.
As of December 31, 2009, we had total current liabilities of $10,000 consisting of a loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements.
We had negative working capital of $10,000 as of December 31, 2008.
We had an accumulated deficit of $98,968 and total stockholders’ deficiency of $10,000 as of December 31, 2009.
Our net cash used in operating activities was $10,528 for the twelve months end December 31, 2008 which included net loss of $3,788 and a decrease in accounts payable to $7,040 as compared to net cash used in operating activities of $15,861 for the twelve months end December 31, 2008 which included net loss of $40,044 and accounts payable of $17,460. Net cash used in operating activities was $54,825 since our inception on July 19, 2004 through December 31, 2009.
Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2009. To make up for some of this short fall, we had $10,000 in net cash provided by financing activities for the twelve months ended December 31, 2009, which consisted solely of a loan provided by management.
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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Directors and Executive Officers
The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

	Position Held with the		Date First Elected or
Name	Company	Age	Appointed
Adam J. Laufer Esq.	President, CEO and Board Member	36	January 2, 2009

Adam J Laufer Esq. is the Chairman and Chief Executive Officer of Soleil Capital L.P. and the Chairman of the board of directors of our general partner, and the sole member of the board of directors of Jobsinsite, Inc. Mr. Laufer acquired control of Jobsinsite, in January 2009 and has been involved in all phases of the firm’s conversion to Soleil Capital L.P. Mr. Laufer is a member in good standing of the Florida Bar. Mr. Laufer is a practicing attorney specializing in corporate securities law, Blue Sky Law and mergers & acquisitions. Mr. Laufer’s practice includes preparing private placement memorandums for his clients and assisting his clients in presenting their businesses to venture capital and private equity sources. Mr. Laufer has represented clients in their Securities & Exchange Commission filings, including but not limited to periodic reports and initial public offering filings. Mr. Laufer has significant experience in working with, start-up, development stage and micro cap businesses in developing their business plan, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer has successfully executed transactions on behalf of his clients, in excess of $150 million in market capitalization on the public markets and $30 million in private company valuation. Mr. Laufer received a Bachelor of Arts degree in political science from Florida International University and received his Juris Doctorate from the University of Miami School of Law in 1999.
Partnership Management and Governance
Our general partner, Soleil Capital Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Soleil Capital Management L.L.C. is wholly-owned by our senior managing directors and controlled by our founder, Mr. Laufer. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.
Soleil Capital Management L.L.C. does not receive any compensation from us for services rendered to us as our general partner. Our general partner is reimbursed by us for all expenses it incurs in carrying out its activities as general partner of the Partnership, including compensation paid by the general partner to its directors and the cost of directors and officer’s liability insurance obtained by the general partner.
The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner’s board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Laufer will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Laufer should cease to be a founder, such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Soleil Capital Management L.L.C as the “board of directors of our general partner.” The board of directors of our general partner has a total of one member; that director, is namely our founder Mr. Adam Laufer.
We do not currently maintain an audit committee, conflicts committee or an executive committee.

Board Composition
Our general partner seeks to ensure that the board of directors of our general partner will be composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the board of directors of our general partner, Mr. Laufer will take into account (a) minimum individual qualifications, such as strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the board of directors, and (b) all other factors he considers appropriate.
After conducting an initial evaluation of a candidate, Mr. Laufer will interview that candidate if he believes the candidate might be suitable to be a director. If, following such interview and any consultations with senior management, Mr. Laufer believes a candidate would be a valuable addition to the board of directors, he will appoint that individual to the board of directors of our general partner.
Director Compensation
We do not currently have any non-employee directors and no additional compensation is currently paid to Mr. Laufer in connection with his directorship over and above his employee based compensation.
Code of Ethics
The Company has a code of ethics, “Business Conduct: “Code of Conduct and Policy,” that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is attached hereto as an exhibit to this Form 10-k. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview of Compensation Philosophy and Program
Our compensation philosophy for our senior managing directors and certain other employees is that compensation should be composed primarily of (1) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works; (2) long-term carried interest tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility; (3) deferred equity awards reflecting the value of our common units; and (4) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility).
We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourages our senior managing directors and other employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders.
EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Stock	Option	plan	compensation	All Other
Position(1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Adam Laufer	2009	—	—	—		—	—	—	—
PEO, PAO and Director

Arrangements with Named Executive Officers
We currently do not have any compensation agreements with our named executive officer(s).
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2009.

	Shares	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)(4)	Ownership(1)
5% Stockholders	1,178,816	44.9%
Kevin Frija

Directors and Named Executive Officers
Adam Laufer	1,178,816	44.9%

All Current Officers and Directors As a Group (1 person)		44.9%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company’s address at .

(2)	On December 31, 2009 there were 2,625,425 shares of our common stock outstanding and no shares of preferred stock issued and outstanding.

(3)	In determining the percent of voting stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 2,625,425 shares of common stock outstanding (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Indemnification of Directors and Officers
Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts: our general partner; any departing general partner; any person who is or was an affiliate of a general partner or any departing general partner; any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of ours or our subsidiaries, the general partner or any departing general partner; any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or any person designated by our general partner. We have agreed to provide this indemnification to the extent such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the best interests of the partnership, and with respect to any alleged conduct resulting in a criminal proceeding against such person, to deny indemnification if such person had reasonable cause to believe that his or her conduct was unlawful. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.
Director Independence
The company is currently traded on the over the Counter Bulletin Board (OTCBB). The OTCBB does not have any director independence requirements. Mr. Laufer is presently our sole executive officer and director and as such we do not have an independent board of directors.
Other than as described above under this section “Certain Relationships and Related Transactions,” since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.
Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2009 and 2008.

Year Ended
December 31, 2009
Audit Fees	$5,185	(a)
Audit-Related Fees	$—
Tax Fees	$—	(b)
Other	$—

	Year Ended
	December 31, 2008
Audit Fees	$5,240	(a)
Audit-Related Fees	$—
Tax Fees	$	(b)

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) Documents filed as part of this report
(1) All financial statements

Index to Consolidated Financial Statements
Report of Paritz & Co., Independent Registered Public Accounting Firm	24

Financial Statements Presented in Corporation Format

Jobsinsite, Inc. Balance Sheets as of December 31, 2009 and December 31, 2008	25

Jobsinsite, Inc. Statements of Operations for the two years ended December 31, 2009	26

Jobsinsite , Inc. Statements of Shareholders’ Equity for the two years ended December 31, 2009	28

Jobsinsite, Inc. Statements of Cash Flows for the two years ended December 31, 2009	27

Financial Statements Presented in Limited Partnership Format	29

Soleil Capital L.P. Balance Sheets as of December 31, 2009 and December 31, 2008	29

Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2009 & 2008	30

Soleil Capital L.P. Statements of Changes in Partners’ Capital from inception(July 19, 2004) through December 31, 2009	32

Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2009 & 2008	31

Balance Sheet Of General Partner Soleil Capital Management LLC.	33

Soleil Capital Management LLC, General Partner Balance Sheet pursuant to Rule 8-08 regulation S-X	33

Notes to Consolidated Financial Statements	34
(2) Financial Statement Schedules
All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(b) Exhibits required by Item 601 of Regulation S-K
The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
We have audited the accompanying balance sheets of Soleil, L.P. (formerly Jobsinsite, Inc.) (a development stage company) as of December 31, 2009 and 2008 the related statements of operations, stockholder’s deficiency and cash flows for the years ended December 31, 2009 & 2008 and the period from inception (July 14, 2004) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soleil, L.P. (formerly Jobsinsite, Inc.) (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended December 31, 2009 & 2008 and the period from inception (July 14,2004) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1a to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1a. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Paritz & Company, P.A.
Paritz & Company, P.A.
Hackensack, New Jersey
April 12, 2010

Soleil Capital, L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
BALANCE SHEETS
(audited)

	December 31, 2009		December 31, 2008
	(audited)		(audited)
CURRENT ASSETS:
Cash	$		$828
Accounts receivable		—	—

TOTAL CURRENT ASSETS			828

TOTAL ASSETS	$		$828

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		—	$7,040
Loans payable-shareholder		10,000

TOTAL CURRENT LIABILITIES		10,000	7,040

STOCKHOLDERS’ DEFICIENCY:
Common stock, par value $.001, 50,000,000 shares authorized, 2,625,425 shares issued and outstanding		2,625	2,625
Additional paid in capital		86,343	86,343
Accumulated deficit		(98,968)	(95,180)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIENCY)		(10,000)	(6,212)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$		$828

The accompanying notes are an integral part of these financial statements.

Soleil Capital, L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(audited)

			From Inception
	Year ended		(July 19, 2004) to
	2009	2008	December 31, 2009

REVENUE	$—	$—	$6,303

COSTS AND EXPENSES:
Research and development			3017
General and administrative	3,788	40,044	102,254

TOTAL COSTS AND EXPENSES	3,788	40,044	105,271

NET LOSS	$(3,788)	$(40,044)	(98,968)

BASIS AND DILUTED LOSS PER SHARE	(0.00)	(0.02)	(0.04)

WEIGHTED NUMBER OF SHARES OUTSTANDING	2,625,425	2,625,425	2,625,425
The accompanying notes are an integral part of these financial statements.

Soleil Capital, L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(audited)

			FROM INCEPTION
			(JULY 19, 2004)
	YEAR ENDED		TO
	2009	2008	31-Dec-09

OPERATING ACTIVITIES:
Net loss	(3,788)	(40,044)	(98,668)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization		—	2,500
Issuance of common stock in exchange for debt and services		41,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(7,040)	(17,460)	—

NET CASH USED IN OPERATING ACTIVITIES	(10,528)	(15,861)	(54,825)

INVESTING ACTIVITIES:
Acquisition of property and equipment		—	(2,500)

NET CASH USED IN INVESTING ACTIVITIES		—	(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	10,000		10,000
Contributions to additional paid in capital		16,587	47,325

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	16,587	57,325

INCREASE (DECREASE) IN CASH	(828)	726	—

CASH — BEGINNING OF PERIOD	828	102	—

CASH — END OF PERIOD	—	828	—

The accompanying notes are an integral part of these financial statements.

Soleil Capital, L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
Statements of Changes in Shareholders’ Equity (Deficit)
Years Ended December 31, 2008 and for the period from
July 19, 2004 (inception) to December 31, 2009

				DEFICIT
				ACCUMULATED
			ADDITIONAL	DURING THE	TOTAL
	COMMON STOCK		PAID IN	DEVELOPMENT	SHAREHOLDERS
	Shares	Amount	CAPITAL	STAGE	EQUITY (DEFECIT)
BALANCE — INCEPTION JULY 19, 2004	—	—	—	—	—

Issuance of Common Stock	2,040,000	$2,040	$2,710		$4,750

Net Loss				(4,525)	$(4,525)

BALANCE DECEMBER 31, 2005	2,040,000	$2,040	$2,710	$(4,525)	$225

Capital contribution by shareholders			3,360		3,360

Net loss				(2,448)	(2,448)

BALANCE AT DECEMBER 31, 2005	2,040,000	$2,040	$6,070	$(6,973)	$1,137

Issuance of common stock	179,000	$179	$17,721		$17,900

Net Loss				(13,458)	(14,791)

BALANCE DECEMBER 31, 2006	2,219,000	$2,219	$23,791	$(20,431)	$5,579

Capital contribution by shareholders			4,728		4,728

Net loss				(34,705)	(34,705)

BALANCE DECEMBER 31, 2007	2,219,000	$2,219	$28,519	$(55,136)	$(24,398)

Issuance of common stock	406,425	406	41,237		41,643

Capital contribution by shareholders			16,587		16,757

Net loss				$(40,044)	$(40,044)

BALANCE DECEMBER 31, 2008	2,625,425	2,625	86,343	$(95,180)	$(6,212)

Issuance of Common Stock

Net Loss				$(3,788)	$(3,788)

BALANCE DECEMBER 31, 2009	2,625,425	2,625	86,343	$(98,968)	$(10,000)

The accompanying notes are an integral part of these financial statements.

SOLEIL CAPITAL L.P. — Financial Statements Presented in Limited Partnership Format
Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
STATEMENT OF FINANCIAL CONDITION
(audited)

	December 31, 2009	December 31, 2008
	(audited)	(audited)
CURRENT ASSETS:

Cash	$0	$828

TOTAL CURRENT ASSETS		828

TOTAL ASSETS	$0	$828

Liabilities and Partners’ Capital (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	—	$7,040
Loans payable-unit-holder	10,000

TOTAL CURRENT LIABILITIES	10,000	7,040

Partner’s Capital (DEFICIENCY):
Partner’s Capital (Common units 2,625,425 shares issued and outstanding December 31, 2009; 2,625,425 shares issued and outstanding December 31, 2008	88,968	88,968
Accumulated Defecit	-98,968	-95,180

TOTAL PARTNER’S DEFICIENCY	-10,000	-6,212

Total Liabilities and Partners’ Deficiency	$0	$828

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(audited)

			From Inception
			(July 19, 2004) to
	Year ended		December 31,
	2009	2008	2009

REVENUE	$—	$—	$6,303

COSTS AND EXPENSES:
Research and development			3017
General and administrative	3,788	40,044	102,254

TOTAL COSTS AND EXPENSES	3,788	40,044	105,271

Net Income (Loss)	$(3,788)	$(40,044)	(98,968)

Net Loss Attributable to Soleil Capital L.P. Per Common Unit — Basic and Diluted	(0.00)	(0.02)	(0.04)

Common Units Issued and Outstanding	2,625,425	2,625,425	2,625,425
The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(audited)

			FROM INCEPTION
			(JULY 19, 2004)
	YEAR ENDED		TO
	2009	2008	31-Dec-09

OPERATING ACTIVITIES:
Net loss	(3,788)	(40,044)	(98,668)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization		—	2,500
Issuance of common units in exchange for debt and services		41,643	41,643
Changes in operating assets and liabilities:
Accounts receivable
Accounts payable and other accrued liabilities	(7,040)	(17,460)	—

NET CASH USED IN OPERATING ACTIVITIES	(10,528)	(15,861)	(54,825)

INVESTING ACTIVITIES:
Acquisition of property and equipment		—	(2,500)

NET CASH USED IN INVESTING ACTIVITIES		—	(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	10,000		10,000
Contributions to Partner’s Capital		16,587	47,325

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,000	16,587	57,325

INCREASE (DECREASE) IN CASH	(828)	726	—

CASH — BEGINNING OF PERIOD	828	102	—

CASH — END OF PERIOD	—	828	—

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
Statements of Changes in Partners’ Capital
Years Ended December 31, 2009 and for the period from
July 19, 2004 (inception) to December 31, 2009

			Comprehensive	Total Partner’s
	Common Units	Partner’s Capital	Income (Loss)	Capital
BALANCE — INCEPTION JULY 19, 2004

Issuance of Common Units	2,040,00	4,750		$4,750

Net Loss			(4,525)	$(4,525)

BALANCE DECEMBER 31, 2005	2,040,000	4,750	$(4,525)	$225

Capital contribution by partners		3,360		3,360

Net loss			(2,448)	(2,448)

BALANCE AT DECEMBER 31, 2005	2,040,000	8,110	$(6,973)	$1,137

Issuance of common units		17,900		$17,900

Net Loss			(13,458)	(14,791)

BALANCE DECEMBER 31, 2006	2,219,000	26,010	$(20,431)	$5,579

Capital contribution by partners		4,728		4,728

Net loss			(34,705)	(34,705)

BALANCE DECEMBER 31, 2007	2,219,000	30,738	$(55,136)	$(24,398)

Issuance of common units		41,643		41,643

Capital contribution by shareholders		16,587		16,757

Net loss			$(40,044)	$(40,044)

BALANCE DECEMBER 31, 2008	2,625,425	88,968	$(95,180)	$(6,212)

Issuance of Common units

Net Loss			$(3,788)	$(3,788)

BALANCE DECEMBER 31, 2009	2,625,425	88,968	$(98,968)	$(10,000)

The accompanying notes are an integral part of these financial statements.

Balance Sheet Of Soleil Capital L.P.’s General Partner Soleil Capital Management LLC.
Soleil Capital Management LLC
(General Partner of Soleil Capital L.P.)
As required by Rule 8-08 of Regulation S-X (part c)
Statement of Financial Condition
(audited)
Balance Sheet

	2009
CURRENT ASSETS:
Cash	$
Accounts receivable		—

TOTAL CURRENT ASSETS

TOTAL ASSETS		$—

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		—
Loans payable-shareholder		0

TOTAL CURRENT LIABILITIES		0

STOCKHOLDERS’ EQUITY (DEFICIENCY):
membership units 100 issued and outstanding		1
Additional paid in capital		1,772
Accumulated deficit		-1,773

TOTAL STOCKHOLDERS’ EQUITY		—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$—

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009
1. ORGANIZATION
We were incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.
Uses of estimates in the preparation of financial statements.
Conversion
On June 1st at the Company’s annual shareholder meeting, the board of directors submitted to the shareholders for their vote, authorization to re-domicile the company to Delaware; 2,357,632, which represents 89.9% of the total number of shares outstanding and authorized to vote, were cast in FAVOR of the merger. Subsequent to the vote, the company prepared and executed certificates of merger in both New York and Delaware. The merger was effected on June 17, 2009 saw Jobsinsite Corp., a New York Corporation (JOBI NY) merge into Jobsinsite Corp., a Delaware Corporation (JOBI Del,) the surviving entity, pursuant to shareholders’ approval at the Annual Shareholders’ Meeting held on June 1, 2009.
Subsequent thereto, on July 1, 2009 Jobsinsite, pursuant to Delaware law, and upon the unanimous written consent of the company’s (JOBI Del.) shareholders, the company filed articles of conversion with the Secretary of State of Delaware to convert the Corporation (JOBI.Del) into Soleil Capital, L.P. a Delaware limited partnership to be managed by Soleil Capital Management LLC, a Delaware limited liability company. Pursuant to Delaware law Title 8 Chapter IX sec. 6(f) said conversion shall not result in the dissolution of Jobsinsite and as such Jobsinsite has maintained its listing on the over the counter bulletin board and each share of Jobsinsite stock may at any time, subject to the Securities Act or an exemption thereform, be exchanged by the company for a common limited partner unit in Soleil Capital L.P.
Moreover, in accordance with Delaware Law Title 8, Chapter 1 Subchapter IX section 266(h) When a corporation has been converted to another entity or business form pursuant to this section, the other entity or business form shall, for all purposes of the laws of the State of Delaware, be deemed to be the same entity as the corporation. When any conversion shall have become effective under this section, for all purposes of the laws of the State of Delaware, all of the rights, privileges and powers of the corporation that has converted, and all property, real, personal and mixed, and all debts due to such corporation, as well as all other things and causes of action belonging to such corporation, shall remain vested in the other entity or business form to which such corporation has converted and shall be the property of such other entity or business form, and the title to any real property vested by deed or otherwise in such corporation shall not revert or be in any way impaired by reason of this chapter; but all rights of creditors and all liens upon any property of such corporation shall be preserved unimpaired, and all debts, liabilities and duties of the corporation that has converted shall remain attached to the other entity or business form to which such corporation has converted, and may be enforced against it to the same extent as if said debts, liabilities and duties had originally been incurred or contracted by it in its capacity as such other entity or business form. The rights, privileges, powers and interest in property of the corporation that has converted, as well as the debts, liabilities and duties of such corporation, shall not be deemed, as a consequence of the conversion, to have been transferred to the other entity or business form to which such corporation has converted for any purpose of the laws of the State of Delaware.

Business Description
Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises, distressed assets; including but not limited to real estate and other investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.
As a public venture capital company, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.
To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, the preparation of this registration statement and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.
Our plan is to raise capital and acquire and /or invest in high-risk venture capital investments including: business plans, seed, early and development stage businesses, for cash, stock or a combination thereof.
2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Development Stage Activities
The Company has been in the development stage since its inception on July 19, 2004. All activity through December 31, 2009, including the conversion relates to the Company’s formation and development. The Company has selected December 31st as its fiscal year-end.
Cash
The Company does not maintain any cash balances at any financial institutions.
Deferred income taxes
The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Revenue Recognition
The company has not generated any revenue in the past two years, and has ceased selling products. Any revenue derived in the future will consist of management and advisory fees, performance fees and allocations, investment income and interest and dividend revenue.
Recent accounting pronouncements
Adopted FASB Accounting Standards Codification (Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.
Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”) ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements.
The Company evaluated for subsequent events through February 26, 2010, the issuance date of the Company’s financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 14, 2010

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ Adam Laufer

Name:	Adam Laufer
Title:	Chief Executive Officer
Power of Attorney
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam Laufer attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	April 14, 2010

Item 21. Exhibits and Financial Statement Schedules.

Exhibit
Number		Description

2.1	*	State of Delaware Certificate of Conversion from a Corporation to a Limited Partnership (Incorporated by reference as previously filed as exhibit to the Company’s 10-Q filed August 14, 2009.)

3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company’s 10-Q filed August 14, 2009.)

3.2	**	Agreement of Limited Partnership of Soleil Capital L.P., (dated June 19, 2009).

14.1	**	Code of Ethics

23.1	**	Consent of Paritz & Company, P.A. Independent Registered Public Accounting Firm.

24.1	**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.

32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Previously filed.

**	Filed herewith