Form 10-Q
period 2010-03-31
Soleil Capital L.P.
filed 2010-05-14
CIK 1376231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

Or

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

Registrant's telephone number, including area code: 305-537-6607

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer

Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of May14, 2010 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
Unaudited Financial Statements-March 31, 2010 and 2009:
Statements of Financial Condition as of March 31, 2010 and December 31, 2009
Statements of Operations for the Three Months Ended March 31, 2010 and 2009
Statements of Changes in Partners' Capital for the Three Months Ended March 31, 2010 and 2009
Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009
Notes to Condensed Consolidated Financial Statements
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES
PART II	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS
ITEM 1A.	RISK FACTORS
ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
ITEM 3	DEFAULTS UPON SENIOR SECURITIES
ITEM 4.	(Removed and Reserved)
ITEM 5.	OTHER INFORMATION
ITEM 6.	EXHIBITS
SIGNATURES

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

Soleil Capital L.P.
 (A Development Stage Company)
STATEMENT OF FINANCIAL CONDITION

	March 31, 2010 <unaudited>	December 31, 2009 <audited>
CURRENT ASSETS:

Cash	$0	$0

TOTAL CURRENT ASSETS

TOTAL ASSETS	$0	$0

Liabilities and Partners' Deficiency

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	-	$-
Loans payable-unit-holder	10,300	10,000

TOTAL CURRENT LIABILITIES	10,300	10,000

Partner's Deficiency:
Partner's Capital (Common units 2,625,425 shares issued and outstanding March 31, 2010; 2,625,425 shares issued and outstanding March 31, 2010;	88,968	88,968
Accumulated Deficit	-99,268	-98,968

TOTAL PARTNER'S DEFICIENCY	-10,300	-10,000

Total Liabilities and Partners' Deficiency	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

			From Inception
			(July 19, 2004) to
	Quarter ended March 31,		March 31, 2010
	2010	2009

REVENUE	$-	$-	$6,303

COSTS AND EXPENSES:
Research and development			3017
General and administrative	300	2,878	102,554

TOTAL COSTS AND EXPENSES	300	2,878	105,571

Net Income (Loss)	$(300)	$(2,878)	(99,268)

Net Loss Attributable to Soleil Capital L.P. Per Common Unit - Basic and Diluted	(0.00)	(0.001)	(0.04)

Common Units Issued and Outstanding	2,625,425	2,625,425	2,625,425

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

			FROM INCEPTION
			(JULY 19, 2004)
	THREE MONTHS ENDED MARCH 31,		TO
	2010	2009	MARCH 31, 2010

OPERATING ACTIVITIES:
Net loss	(300)	(2,878)	(99,268)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation and amortization			2,500
Issuance of common units in exchange for debt and services			41,643
Changes in operating assets and liabilities:

Accounts payable and other accrued liabilities		(7,040)	-

NET CASH USED IN OPERATING ACTIVITIES	(300)	(9,918)	(55,125)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)

NET CASH USED IN INVESTING ACTIVITIES			(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	300	9,090	10,300
Contributions to Partner's Capital			47,325

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,300	9,090	57,625

DECREASE IN CASH	(0)	(828)	-

CASH - BEGINNING OF PERIOD	0	828	-

CASH - END OF PERIOD	0	0	-

The accompanying notes are an integral part of these financial statements.

 SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2010

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The Company incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. The company is managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

As a public private equity company and asset manager, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. Recent accounting pronouncements

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended March 31, 2010. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following Management's Discussion and Analysis together with our financial statements and notes to those financial statements included elsewhere in this report. This discussion contains forward-looking statements that are based on our management's current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements.

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

HOW WE GENERATE REVENUE

As a public private equity company and asset manager, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

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

As an asset manager, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.

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

GROWTH STRATEGY

We believe that current market conditions are favorable to our growth as incumbent firms are unable to exit their investments. We expect that private venture capital firms' inability to monetize investments will have a negative effect on their ability to raise new funds form investors. Whereas, investors in our common stock will have the ability to sell their shares free of contractual and legal restrictions and as a result we believe that an investment in our company will be an attractive alternative to the traditional private limited partner investment structure.

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

Results of Operations for the three months Ended March 31, 2010 Compared to the three months Ended March 31, 2009

Our income for the three months ended March 31, 2010 & 2009 was $0, respectively.

General and administrative expenses for the three months ended March 31, 2010 were $300. This was a decrease of $2,578, or 89.5%, as compared to general and administrative expenses of $2,878 for the three months ended March 31, 2009. The decrease in our general and administrative expenses was due a cessation of business activities in the company's previous operating segment and the au gratis rendering of legal services by our chief executive officer, in connection with our reporting obligations as a public company.

We had net loss of $300 (or basic and diluted loss per share of $0.00) for the three months ended March 31, 2010, as compared to net loss of $2,878 (or basic and diluted loss per share of $0.02) for the period the three months March 31, 2009. Our net loss decreased due to the au gratis services rendered by our chief executive officer in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of March 31, 2010, we had total current assets of $0 consisting of cash.

As of March 31, 2010, we had total current liabilities of $10,300 consisting of a loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements.

We had negative working capital of $10,300 as of March 31, 2010.

We had an accumulated deficit of $99,268 and total stockholders' deficiency of $10,300 as of March 31, 2010.

Our net cash used in operating activities was $300 for the three months end March 31, 2010 which included a net loss of $300 and a decrease in accounts payable to $0 as compared to net cash used in operating activities of $9,918 for the three months end March 31, 2009 which included net loss of $2,878 and accounts payable of $7,040. Net cash used in operating activities was $55,125 since our inception on July 19, 2004 through March 31, 2010.

Cash flows from operations were not sufficient to fund our requirements during the three months ended March 31, 2010. To make up for some of this short fall, we had $300 in net cash provided by financing activities for the three months ended March 31, 2010, which consisted solely of a loan provided by management.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2009 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of March 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings, which are pending or have been threatened against us or any of our officers, directors or control persons of which management is aware.

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)

3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., (Incorporated by reference as previously filed as exhibit to the Company's 10-K filed March 14, 2010.)

31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Executive Officer.

31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Principal Financial Officer.

32.1	**	Section 1350 Certifications of Principal Executive Officer and Principal Financial Officer.

*		Previously filed.

**		Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2010

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ Adam Laufer

Name:	Adam Laufer
Title:	Chief Executive Officer