Form 10-Q
period 2010-06-30
Soleil Capital L.P.
filed 2010-08-12
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	90-0191208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42450 Hollywood Blvd. Suite 105

Hollywood, Florida 33020

(Address of principal executive offices)(Zip Code)

(305) 537-6607

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of the Registrant’s voting common units representing limited partner interests outstanding as of June 30, 2010 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements — June 30, 2010 and 2009:

Statement of Financial Condition as of June 30, 2010 and December 31, 2009

Statement of Operations for the Three Months Ended June 30, 2010 and 2009

Statement of Changes in Partners’ Capital for the Three Months Ended June 30, 2010

Statements of Cash Flows for the Three Months Ended June 30, 2010 and 2009

Notes to Financial Statements

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4T.	CONTROLS AND PROCEDURES

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

ITEM 6.	EXHIBITS
SIGNATURES

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition (Unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$0	$0
Accounts Receivable	0	0

Total Assets	$0	$0

Liabilities and Partners’ Capital
Loans Payable	$10,600	$10,000
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,035	0

Total Liabilities	18,635	10,000

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of June 30, 2010; 2,625,425 issued and outstanding as of December 31, 2009)	88,968	88,968
Accumulated Other Comprehensive Income (Deficiency)	(107,603)	(98,968)

Total Partners’ Capital (Deficiency)	(18,635)	(10,000)

Total Liabilities and Partners’ Capital (Deficiency)	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (July 19, 2004) to
	2010	2009	2010	2009	June 30, 2010
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	8,335	2,878	8,635	410	110,889
Fund Expenses	-	-	-	-

Total Expenses	8,335	2,878	8,635	410	113,906

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(8,335)	(2,878)	(8,635)	(410)	(107,603)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(8,335)	$(2,878)	$(8,635)	$(410)	$(107,603)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212)

Net Income (Loss)	—	-	(3,288)	(3,288)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2009	2,625,425	$88,968	$(98,468)	$(9,500)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(8,635)	(8,635)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2010	2,625,425	$88,968	$(107,603)	$(18,635)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,		From Inceptinon (July 19, 2004) to
	2010	2009	2010	2009	June 30, 2010
Operating Activities
Net Income (Loss)	$(8,335)	$(2,878)	(8,635)	(410)	(107,603)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-			41,643
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	-	-
Accounts Payable, Accrued Expenses and Other Liabilities	8,035	(7,040)	8,035		8,035

Net Cash Used / Provided by Operating Activities	(300)	(9,918)	(600)	(410)	55,425

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	9,090			47,325
Proceeds from Loans Payable	300		10,300		10,600
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	300	9,090	10,300		57,925
Net Increase (Decrease) in Cash and Cash Equivalents	-	(828)	-	-
Cash and Cash Equivalents, Beginning of Period	-	828	-	-
Cash and Cash Equivalents, End of Period	-	-	-	-

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2010

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Presentation and Organization

The Company was incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. The company is managed by Soleil Capital Management LLC, a Delaware limited liability company.

Business Description

The Company was founded as Jobsinsite, a software company, however since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises, distressed assets; including but not limited to real estate and other investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

As a public private equity company and asset manager, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

To date we have not begun raising investment or working capital.

Our plan is to form a series of funds, and raise capital as needed to invest in secondary transactions in venture backed companies and/ or to make high-risk venture capital investments.

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. Recent accounting pronouncements

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended June 30, 2010. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended June 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

The Company was founded as Jobsinsite, a software company, however since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises, distressed assets; including but not limited to real estate and other investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

HOW WE GENERATE REVENUE

As a public private equity company and asset manager, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

To date we have not begun raising investment or working capital.

BUSINESS OPERATIONS

Our plan is to form a series of funds and raise capital as needed to invest in secondary transactions in venture backed companies and/ or to make high-risk venture capital investments.

As an asset manager, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.

We expect our investment activity to be primarily focused on making long-term investments in the equity of private early and development stage companies, in addition to acquiring interests in secondary transactions of venture backed businesses. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds.

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

GROWTH STRATEGY

We believe that current market conditions are favorable to our growth as incumbent firms are fully invested and may be unable to exit their investments. We expect that private venture capital firms' inability to monetize investments will have a negative effect on their ability to raise new funds form investors. Whereas, investors in our common stock will have the ability to sell their shares free of contractual and legal restrictions and as a result we believe that an investment in our company will be an attractive alternative to the traditional private limited partner investment structure.

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

Results of Operations for the three months Ended June 30, 2010 Compared to the three months Ended June 30, 2009

Our income for the three months ended June 30, 2010 & 2009 was $0, respectively.

General and administrative expenses for the three months ended June 30, 2010 were $8,335. This is an increase of $5,457, or 189.6%, as compared to general and administrative expenses of $2,878 for the three months ended June 30, 2009. The increase in our general and administrative expenses was due to an increase in the professional fees, in connection with our reporting obligations as a public company.

We had net loss of $8,335 (or basic and diluted loss per share of $0.00) for the three months ended June 30, 2010, as compared to net loss of $2,878 (or basic and diluted loss per share of $0.00) for the period the three months June 30, 2009. Our net loss increased due to an increase in the professional fees we pay in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of June 30, 2010, we had total current assets of $0 consisting of cash.

As of June 30, 2010, we had total current liabilities of $18,635 consisting of a $10,600 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $8,035 which was also accrued in connection with our being a public company.

We had negative working capital of $18,635 as of June 30, 2010.

We had an accumulated deficit of $107,603 and total stockholders' deficiency of $10,300 as of June 30, 2010.

Our net cash used in operating activities was $300 for the three months end June 30, 2010 which included a net loss of $8,335 and an increase in accounts payable to $8,035 as compared to net cash used in operating activities of $9,918 for the three months end June 30, 2009 which included net loss of $2,878 and an increase in accounts payable of $7,040. Net cash used in operating activities was $55,425 since our inception on July 19, 2004 through June 30, 2010.

Cash flows from operations were not sufficient to fund our requirements during the three months ended June 30, 2010. To make up for some of this short fall, we had $300 in net cash provided by financing activities for the three months ended June 30, 2010, which consisted solely of a loan provided by management.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of June 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2010, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit
Number		Description

3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)

3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., (Incorporated by reference as previously filed as exhibit to the Company's 10-K filed March 14, 2010.)

31.1	**	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	**	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

*		Previously filed.

**		Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11,2010

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer