Form 10-Q
period 2010-09-30
Soleil Capital L.P.
filed 2010-11-15
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	90-0191208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of September 30, 2010 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements — September 30, 2010 and 2009:

Statement of Financial Condition as of September 30, 2010 and December 31, 2009

Statement of Operations for the Three Months Ended September 30, 2010 and 2009

Statement of Changes in Partners’ Capital for the Three Months Ended September 30, 2010

Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	(Unaudited) September 30, 2010	(Audited) December 31, 2009
Assets
Cash and Cash Equivalents	$0	$0
Accounts Receivable	0	0

Total Assets	$0	$0

Liabilities and Partners’ Capital
Loans Payable	$10,600	$10,000
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	10,606	0

Total Liabilities	21,206	10,000

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of September 30, 2010; 2,625,425 issued and outstanding as of December 31, 2009)	88,968	88,968
Accumulated Other Comprehensive Income (Deficiency)	(110,174)	(98,968)

Total Partners’ Capital (Deficiency)	(21,206)	(10,000)

Total Liabilities and Partners’ Capital (Deficiency)	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2010	2009	2010	2009	September 30, 2010
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	2,571	200	11,206	3,488	113,460
Fund Expenses	-	-	-	-

Total Expenses	2,571	200	11,206	3,488	116,477

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(2,571)	(200)	(11,206)	(3,488)	(110,174)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(2,571)	$(200)	$(11,206)	$(3,488)	$(110,174)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212)

Net Income (Loss)	—	-	(3,488)	(3,488)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2009	2,625,425	$88,968	$(98,668)	$(9,700)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(11,206)	(11,206)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2010	2,625,425	$88,968	$(110,174)	$(21,206)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,		From Inceptinon (July 19, 2004) to
	2010	2009	2010	2009	September 30, 2010
Operating Activities
Net Income (Loss)	$(2,571)	$(200)	(11,206)	(3,488)	(110,174)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-			41,643
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	-	-
Accounts Payable, Accrued Expenses and Other Liabilities	2,571	200	10,606	(7,040)	10,606

Net Cash Used / Provided by Operating Activities	0	0	(600)	(10,528)	55,425

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	0			47,325
Proceeds from Loans Payable	-		10,300	9,700	10,600
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	-	-	10,300	9,700	57,925
Net Increase (Decrease) in Cash and Cash Equivalents	-	-	-	(828)
Cash and Cash Equivalents, Beginning of Period	-	-	-	828
Cash and Cash Equivalents, End of Period	-	-	-	-

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2009 Annual Report on Form 10-K. Operating results for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

2. Recent accounting pronouncements

Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The Company adopted this guidance for the period ended September 30, 2010. The adoption of this guidance does not have a material impact on the Company's consolidated financial statements.

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended September 30, 2010. The adoption of this guidance did not have a material impact on our financial statements.

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

Results of Operations for the three months Ended September 30, 2010 Compared to the three months Ended September 30, 2009

Our income for the three months ended September 30, 2010 & 2009 was $0, respectively.

General and administrative expenses for the three months ended September 30, 2010 were $0. This is an increase of $2,371,457, or 1,185%, as compared to general and administrative expenses of $200 for the three months ended September 30, 2009. The increase in our general and administrative expenses was due to an increase in the professional fees, in connection with our reporting obligations as a public company.

We had net loss of $2,571 (or basic and diluted loss per share of $0.00) for the three months ended September 30, 2010, as compared to net loss of $3,078 (or basic and diluted loss per share of $0.00) for the period the three months September 30, 2009. Our net loss decreased due to a decrease in the professional fees we pay in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of September 30, 2010, we had total current assets of $0 consisting of cash.

As of September 30, 2010, we had total current liabilities of $21,206 consisting of a $10,600 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $10,606 which was also accrued in connection with our being a public company.

We had negative working capital of $21,206 as of September 30, 2010.

We had an accumulated deficit of $110,174 and total stockholders' deficiency of $21,206 as of September 30, 2010.

Our net cash used in operating activities was $0 for the three months end September 30, 2010 which included a net loss of $2,571 and an increase in accounts payable to $10,606 as compared to net cash used in operating activities of $10,118 for the three months end September 30, 2009 which included net loss of $200 and an increase in accounts payable of $200. Net cash used in operating activities was $57,925 since our inception on July 19, 2004 through September 30, 2010.

Cash flows from operations were not sufficient to fund our requirements during the three months ended September 30, 2010.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of September 30, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Date: November 15, 2010

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer