Form 10-K
period 2010-12-31
Soleil Capital L.P.
filed 2011-03-30
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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

Yes " No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes " No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No "

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x No "

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer
Non-Accelerated Filer	(Do not check if smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes x No "

The aggregate market value of the common units of the Registrant held by non-affiliates as of March 24, 2011 was approximately $401,690. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of March 22, 2011 was 2,625,425.

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

In this report, references to "Soleil," the "Partnership", "we," "us" or "our" refer to Soleil Capital L.P. "Soleil Funds," "our funds" and "our investment funds" refer to the private equity funds and venture capital funds that are managed by Soleil.

"Assets under management" refers to the assets we manage. Our calculations of assets under management and fee-earning assets under management may differ from the calculations of other asset managers, and as a result this measure may not be comparable to similar measures presented by other asset managers. In addition, our calculation of assets under management includes commitments to, and the fair value of, invested capital in our funds from Soleil and our personnel, regardless of whether such commitments or invested capital are subject to fees. Our definitions of assets under management or fee-earning assets under management are not based on any definition of assets under management or fee-earning assets under management that is set forth in the agreements governing the investment funds that we manage. For our carry funds, total assets under management includes the fair value of the investments held, whereas fee-earning assets under management includes the amount of capital commitments or the remaining amount of invested capital at cost, generally depending on whether the investment period has or has not expired. As such, fee-earning assets under management may be greater than total assets under management when the aggregate fair value of the remaining investments is less than the cost of those investments.

This report does not constitute an offer of any Soleil Fund.

PART I

Item 1.	Business

History

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc., Our Articles were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

Our Business

We are a development stage private equity and early stage venture capital fund; to date We have not raised any investment funds, nor have we made any investments on behalf of Soleil, its investors or any limited partners. We are organized as a limited partnership and intend to operate as a publicly traded alternative asset manager in the private equity industry; in connection therewith we intend to form and raise a group of investment funds and vehicles that invest capital for long-term appreciation through a strategic and opportunistic approach to investing.

Private Equity

Secondaries Funds

Management believes that an opportunity exists for the creation of several single purpose vehicles or issuer-specific funds with the objective of acquiring shares in late stage private venture backed companies, such as Facebook and Twitter. To accomplish our investment objective, We would form a limited partnership (LP) or a limited liability company (LLC) which we would manage, we would solicit investments from investors, (ie. limited partners) for the purpose of acquiring shares in a target company from either the company's current or former employees, founders, or shareholders, including but not limited to the company's early stage and or venture capital investors. The shares would be held in the limited partnership we organize and manage until they are eligible to be sold in the target company's liquidity event, (an IPO or an acquisition) or until such time as We may otherwise sell the shares to a qualified buyer.

Selection Criteria

Our criteria for selecting investment opportunities in these types of transactions is based primarily on the company, its financial backers, be it angel investors or venture capitalists and its management. While we plan to establish issuer-specific funds for Facebook and Twitter, We also plan to seek to raise and acquire shares in less mature businesses where there is less market demand, lower valuations in addition to significant growth prospects. Our selection criteria is based primarily on the sophistication and track record of a company's financial backers, due in part to the fact that in secondary transactions, we will not be purchasing shares directly from the company and as such will not have access to information typically sought and received during a typical investment process, including but not limited to, such basic information as financial statements, profitability, number of customers etc. Moreover we will be relying in large part on the company's existing investors for the valuation at which we enter into our positions, both because company and its investors typically reserve right of first refusal to purchase shares that are available for sale in any secondary transaction and our entry point will likely be at or about the last round of capital that the Company raised, or should there be market demand for the shares, at a premium thereto.

Market for Shares

We believe that there is adequate supply for shares in the types of companies we seek to target, both by dealing with early investors and employees directly and through the several markets that have emerged which offer shares for sale, such as Second Market, and Sharespost.

Venture Capital

Management believes that an opportunity exists for the creation of a venture capital fund, specifically a fund that focuses its investments at the seed stage. This type of fund, would provide investment capital in exchange for equity in companies at a company's earliest stage of development, often times before a product or service has been developed. These type of investments are the most speculative of venture capital investments. Seed stage investments are typically relatively small in nature as compared to later stage venture investing. An investment at the seed stage is typically no larger than $50,000 and carries with it the opportunity to invest in later funding rounds which are dilutive to the funds equity position.

Selection Criteria

Our criteria for selecting investment opportunities in these type of companies is based primarily on the founders, the company's financial backers, including but not limited to seed funds, business incubators, venture capital funds and angel investors who have previously invested or who are co-investing in the funding round. Our selection criteria is based primarily on the level of sophistication and track record of management and their financial backers and as a result our success or failure will be largely dependent on the performance and success of others.

Investment Opportunities

We believe that investment opportunities will be available to us although we will be competing for investment opportunities with more established, better funded funds with more experienced management with stronger track records of success.

Structure and Operation of Our Investment Funds

The private equity funds that we intend to sponsor and manage like most private equity funds, will have finite lives and investment periods. Funds will be organized as a single partnership or a combination of separate domestic and overseas partnerships with each partnership being controlled by a general partner. Fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. Each fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments and an annual management fee of 2%,

We intend to enter into management agreements with our funds pursuant to which we receive management fees in exchange for providing the funds with management and other services. These management fees are calculated based on the amount of capital committed to a fund during the investment period and thereafter on the cost basis of the fund's investments, which causes the fees to be reduced over time as investments are liquidated. These management fees will be paid by fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our funds generally allocate management fees across individual investments and, as and when an investment generates returns, 20% of the allocated management fee is required to be returned to investors before a carried interest may be paid.

Incentive Arrangements / Fee Structure

At such time as we may hire investment adviser, said advisers would generally receive an annual management fee that ranges from 1% to 1.50% of the investment fund's capital commitments during the investment period and from 0.75% to 1.75% of invested capital after the investment period and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to a range of 10% to 20% of the applicable fund's net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a "high water mark"). The management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The general partner or an affiliate of each of our funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a "realized gain" basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a fund, as a result of diminished performance of later investments in a carry fund's life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% of the fund's net profits over the life of the fund, we will be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a "clawback" obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund's own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. Our ability to generate carried interest is an important element of our business.

For additional information concerning the clawback obligations we could face, see "-Item 1A. Risk Factors-We may not have sufficient cash to pay back "clawback' obligations if and when they are triggered under the governing agreements with our investors."

Capital Invested In and Alongside Our Investment Funds

To further align our interests with those of investors in our investment funds, we plan to invest the firm's capital and that of our personnel in the investment funds we sponsor and manage. We refer to these investments as co-investments or "side-by-side investments." Co-investments and side-by-side investments are investments in portfolio companies or other assets on the same terms and conditions as those acquired by the applicable fund. Co-investments refer to investments arranged by us that are made by our limited partner investors (and other investors in some instances) in a portfolio company or other assets alongside an investment fund. In certain cases, limited partner investors may pay additional management fees or carried interest in connection with such co-investments. Our side-by-side investments are not generally subject to management fees or carried interest.

Competition

We compete with public and private asset managers for both investors and investment opportunities. The firm's competitors consist primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for investors is based primarily on investment performance; business reputation; the duration of relationships with investors; the quality of services provided to investors; pricing; and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

As a startup venture, entities that we compete with as an alternative asset manager will have greater financial, technical, marketing and other resources and more personnel than us in addition to longer operating histories, more established relationships and greater experience. Several of our competitors also have recently raised, or are expected to raise, significant amounts of capital and have investment objectives that are similar to the investment objectives of our funds, which may create additional competition for investment opportunities. Some of these competitors may also have lower costs of capital and access to funding sources that are not available to us, which may create competitive advantages for them. In addition, some of these competitors may have higher risk tolerances, different risk assessments or lower return thresholds, which could allow them to consider a wider range of investments and to bid more aggressively than us for investments.

Regulatory and Compliance Matters

Our businesses, as well as the financial services industry generally, are subject to extensive regulation in the United States and elsewhere, however due to our small size and lack of any appreciable assets, we are not at this time required to register with the SEC or other regulatory authorities.

Our operations are subject to regulation and supervision in a number of jurisdictions. The level of regulation and supervision to which we are subject varies from jurisdiction to jurisdiction and is based on the type of business activity involved. We, in conjunction with our outside advisors and counsel, seek to manage our business and operations in compliance with such regulation and supervision. The regulatory and legal requirements that apply to our activities are subject to change from time to time and may become more restrictive, which may make compliance with applicable requirements more difficult or expensive or otherwise restrict our ability to conduct our business activities in the manner in which they are now conducted. Changes in applicable regulatory and legal requirements, including changes in their enforcement, could materially and adversely affect our business and our financial condition and results of operations. As a matter of public policy, the regulatory bodies that regulate our business activities are responsible for safeguarding the integrity of the securities and financial markets and protecting investors who participate in those markets rather than protecting the interests of our unitholders.

Employees

We currently employ 1 person on a part time basis, none of our employees are currently receiving cash compensation from the company. None of our employees are working for us on a full time basis.

Description of Property

We occupy, at no expense to the company, space owned and/or controlled byour CEO. We do not have any leases in place covering our office locations, our office is provided to us at the will of our CEO. Our current facilities are adequate for our current needs.

Item 1A.	Risk Facors

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

  implement and successfully execute our business and marketing strategy;
  raise sufficient working and investment capital;
  attract, retain and motivate qualified personnel;
  identify and successfully acquire investment opportunities;
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

We do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Our Conversion to a Limited Partnership changed the Rights of Our Shareholders.
As a result of the conversion Jobsinsite's certificate of incorporation and bylaws will no longer govern the rights of the Jobsinsite stockholders. Please read carefully the Agreement of Limited Partnership of Soleil Capital which will now govern the relationship between us and our unit-holders.

Our general partner Soleil Capital Management LLC is solely responsible for our operations.
In connection with the conversion from Jobsinsite to Soleil Capital L.P., our general partner, Soleil Capital Management L.L.C., which is owned by our current executive officer, Adam Laufer, will manage all of our operations and activities. The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner's board of directors will be elected in accordance with its limited liability company agreement, where Mr. Laufer (or, following their withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our general partner. Following the withdrawal, death or disability of our founder (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner who hold a majority in interest in our general partner. Our common unit-holders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.

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

Our business depends in large part on our ability to raise capital from third party investors.
If we are unable to raise capital from third party investors, we would be unable to collect management fees or deploy their capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our revenue and cash flow and adversely affect our financial condition. Our ability to raise capital from third party investors depends on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds.

There are no assurances that we can find or secure commitments from investors; if we are unable to find new investors, we might raise less than our desired amount for that fund. Moreover, we may be unable to raise a sufficient amount of capital to adequately support Our businesses. If we are unable to successfully raise capital, it could materially reduce our revenue and cash flow and adversely affect our financial condition. In addition, in connection with raising new funds or making further investments in existing funds, we negotiate terms for such funds and investments with existing and potential investors.The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than funds managed by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our revenues. In addition, certain institutional investors have publicly criticized certain fund fee and expense structures, including management fees and transaction and advisory fees. Although we have no obligation to modify any of our fees with respect to our existing funds, we may experience pressure to do so in our funds. For example, we have confronted and expect to continue to confront requests from a variety of investors and groups representing investors to decrease fees, which could result in a reduction in the fees and carried interest and incentive fees we earn.

Investments in Secondaries Transactions are made with less information than is needed to make a properly informed investment decision.
Investments in secondaries transaction involve purchasing debt or equities in companies from persons other than the issuer. Persons from whom we would be acquiring our investment securities include, but are not limited to, employees, previous investors in the company, such as angel investors or venture capital firms and or even speculators who acquired theri position in a secondary transaction at an earlier time; these third persons will not be in a position to provide us with information generally required to make an informed investment decision, including: the company's capital structure, financial results, historical performance or future plans. Moreover, any information that the company may have previously provide in press releases or public statements may not be truthful or accurate and can not be relied on for investment decision purposes. All of the above mentioed factors make valuing an investment in a secondaries transaction very difficult and as a result extremely speculative. We will base our valuation almost entirely on the valuation established in recent funding rounds and or the valuation at which shares are being exchanged in the unregulated secondaries markets. We can make no assurances that We would be successful in valuing and acquiring securities at a valuation that would enable us to generate positive returns for our fund or to generate positive returns for our common unitholders.

Seed Stage Venture Capital Investments are Especially Speculative.
We plan to sponsor and manage funds to invest in seed and early stage companies.  Investments at this stage in a company's development are highly speculative; at this stage companies, generally, do not have a commercialized product or service and are simply endeavoring to build a prototype and or are seeking proof of concept for their business idea. The capital raised at this early stage in a company's development is used to identify whether there is a need and or market for the company's plan and to demonstrate "social proof"of that need/market. Early stage venture captial investments, generally, provide the necessary capital needed to build a working prototype and or to enable a company to do a soft or betal launch of their business, wherein the company can guage market acceptance and traction. Investments in business at this stage are relatively small however the failure rate is extremely high.  If we are unable to successfully identify investment opportunities that beat the odds, we will likely lose the capital we invest on behalf of our fund's investors and not generate any carry fees, which would have a materialy adverse effect on our financial performance, and our ability to raise successive funds for similar purposes.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us, and could adversely affect our ability to raise capital for future investment funds.
In the event that any of our investment funds were to perform poorly, our revenue, income and cash flow would decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn. Moreover, we could experience losses on our investments of our own principal as a result of poor investment performance by our investment funds. Furthermore, if, as a result of poor performance of later investments in a carry fund's life, the fund does not achieve certain investment returns for the fund over its life, we will be obligated to repay the amount by which carried interest that was previously distributed to us exceeds amounts to which we are ultimately entitled.

Poor performance of our investment funds could make it more difficult for us to raise new capital. Investors in carry funds might decline to invest in future investment funds we raise and investors in hedge funds or other investment funds might withdraw their investments as a result of poor performance of the investment funds in which they are invested. Investors and potential investors in our funds continually assess our investment funds' performance, and our ability to raise capital for existing and future investment funds and avoid excessive redemption levels will depend on our investment funds' continued satisfactory performance. Accordingly, poor fund performance may deter future investment in our funds and thereby decrease the capital invested in our funds and ultimately, our management fee income. Alternatively, in the face of poor fund performance, investors could demand lower fees or fee concessions for existing or future funds which would likewise decrease our revenue. A significant number of fund sponsors have recently decreased the amount of fees they charged investors for managing existing or successor funds as a direct result of poor fund performance.

Valuation methodologies for certain assets in our funds can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.
There are often no readily ascertainable market prices for illiquid investments in our planned private equity secondaries funds. We determine the value of the investments of each of our secondaries investments based on the fair value of such investments. The fair value of investments of thesefunds is generally determined using several methodologies described in the investment funds' valuation policies.

Valuations may be derived by reference to observable valuation measures for comparable companies or assets (e.g., multiplying a key performance metric of the investee company or asset, such as EBITDA, by a relevant valuation multiple observed in the range of comparable companies or transactions), adjusted by management for differences between the investment and the referenced comparables, and in some instances by reference to option pricing models or other similar methods. Additionally, where applicable, projected distributable cash flow through debt maturity will also be considered in support of the investment's carrying value. Private investments may also be valued at cost for a period of time after an acquisition as the best indicator of fair value. These valuation methodologies involve a significant degree of management judgment.

In certain cases debt and equity securities are valued on the basis of prices from an orderly transaction between market participants provided by reputable dealers or pricing services. In determining the value of a particular investment, pricing services may use certain information with respect to transactions in such investments, quotations from dealers, pricing matrixes, market transactions in comparable investments and various relationships between investments.

The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment. For example, as to investments that we share with another sponsor, we may apply a different valuation methodology than the other sponsor does or derive a different value than the other sponsor has derived on the same investment. These differences might cause some investors to question our valuations.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in an investment fund's net asset value do not necessarily reflect the prices that would actually be obtained by us on behalf of the investment fund when such investments are realized. Realizations at values significantly lower than the values at which investments have been reflected in prior fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential carried interest and incentive fees. Changes in values attributed to investments from quarter to quarter may result in volatility in the net asset values and results of operations and cash flow that we report from period to period. Also, a situation where asset values turn out to be materially different than values reflected in prior fund net asset values could cause investors to lose confidence in us, which would in turn result in difficulty in raising additional funds or where appicable, result in redemptions from funds.

The due diligence process that we undertake in connection with investments by our investment funds may not reveal all facts that may be relevant in connection with an investment.
Before making investments in private equity and other investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

In connection with the due diligence that our funds of hedge funds conduct in making and monitoring investments in third party hedge funds, we rely on information supplied by third party hedge funds or by service providers to such third party hedge funds. The information we receive from them may not be accurate or complete and therefore we may not have all the relevant facts necessary to properly assess and monitor our funds' investment in a particular hedge fund.

We make investments in companies that we do not control.
Investments We make will include debt instruments and equity securities of companies that we do not control. The investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of Our investments could decrease and our financial condition, results of operations and cash flow could suffer as a result.

The financial projections of our portfolio companies could prove inaccurate.
Our funds will generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company's capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds' performance to fall short of our expectations.

The control of our general partner may be transferred to a third party without common unitholder consent.
Our general partner may transfer its general partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this annual report. A new general partner may not be willing or able to form new investment funds and could form funds that have investment objectives and governing terms that differ materially from those of our current investment funds. A new owner could also have a different investment philosophy, employ investment professionals who are less experienced, be unsuccessful in identifying investment opportunities or have a track record that is not as successful as Soleil's track record. If any of the foregoing were to occur, we could experience difficulty in making new investments, and the value of our existing investments, our business, our results of operations and our financial condition could materially suffer.

Investments by our investment funds will in most cases rank junior to investments made by others.
 In most cases, the companies in which our funds invest will have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our investment. By their terms, such instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our investment. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which an investment is made, holders of securities ranking senior to our investment would typically be entitled to receive payment in full before distributions could be made in respect of our investment. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our investment. To the extent that any assets remain, holders of claims that rank equally with our investment would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of our investment funds to influence a company's affairs and to take actions to protect their investments may be substantially less than that of the senior creditors.

We may not have sufficient cash to pay back "clawback" obligations if and when they are triggered under the governing agreements with our investors.
If, at the end of the life of a carry fund as a result of diminished performance of later investments in any carry fund's life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% (10% or 15% in the case of certain of our credit-oriented and real estate debt carry funds) of the fund's net profits over the life of the fund, we will be obligated to repay an amount equal to the extent to which carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled. This obligation is known as a clawback obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund's own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. To the extent one or more clawback obligations were to occur for any one or more carry funds, we might not have available cash at the time such clawback obligation is triggered to repay the carried interest and satisfy such obligation. If we were unable to repay such carried interest, we would be in breach of the governing agreements with our investors and could be subject to liability. Moreover, although a clawback obligation is several, the governing agreements of most of our funds provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we will retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations.

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

The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.
On May 28, 2010, the U.S. House of Representatives passed legislation that would have, in general, treated income and gains, including gain on sale, attributable to an interest in an investment services partnership interest, or "ISPI", as income subject to a new blended tax rate that is higher than the capital gains rate applicable to such income under current law, except to the extent such ISPI would have been considered under the legislation to be a qualified capital interest. Our common units that you hold and the interests that we hold in entities that are entitled to receive carried interest would likely have been classified as ISPIs for purposes of this legislation. In June 2010, the U.S. Senate considered but did not pass legislation that is generally similar to the legislation passed by the U.S. House of Representatives. It is unclear whether or when the U.S. Congress will reconsider similar legislation or what provisions will be included in any final legislation if enacted.

The House bill provided that, for taxable years beginning ten years after the date of enactment, income derived with respect to an ISPI that is not a qualified capital interest and that is treated as ordinary income under the rules discussed above would not meet the qualifying income requirements under the publicly traded partnership rules. Therefore, if similar legislation were to be enacted, following such ten-year period, we would be precluded from qualifying as a partnership for U.S. federal income tax purposes or be required to hold all such ISPIs through corporations. If we were taxed as a U.S. corporation or held all ISPIs through U.S. corporations, our effective tax rate could increase significantly. The federal statutory rate for corporations is currently 35%. In addition, we could be subject to increased state and local taxes. Furthermore, you could be subject to tax on our conversion into a corporation or any restructuring required in order for us to hold our ISPIs through a corporation.

The Obama administration has indicated that it supports the adoption of the May 28, 2010 legislation or legislation that similarly changes the treatment of carried interest for U.S. federal income tax purposes. In its published revenue proposal for 2012, the Obama administration proposed that the current law regarding the treatment of carried interest be changed to subject such income to ordinary income tax (which would be taxed at a higher rate than the proposed blended rate under the House legislation). The Obama administration proposed similar changes in its published revenue proposals for 2010 and 2011.

Over the past several years, a number of similar legislative proposals have been introduced and, in certain cases, have been passed by the U.S. House of Representatives. In 2007, legislation was introduced in the U.S. Congress that would have taxed as corporations publicly traded partnerships that directly or indirectly derived income from investment advisor or asset management services. In 2008, the U.S. House of Representatives passed a bill that would have generally (a) treated carried interest as non-qualifying income under the tax rules applicable to publicly traded partnerships, which could have precluded us from qualifying as a partnership for U.S. federal income tax purposes, and (b) taxed carried interest as ordinary income for U.S. federal income taxes, rather than in accordance with the character of income derived by the underlying fund. In December 2009, the U.S. House of Representatives passed substantially similar legislation. Such legislation would have taxed carried interest as ordinary income starting in the year of enactment. The legislation passed by the House in December 2009 and certain other versions of the proposed legislation contained a transition rule that may have delayed the applicability of certain aspects of the legislation for a partnership that is a publicly traded partnership on the date of enactment of the legislation.

States and other jurisdictions have also considered legislation to increase taxes with respect to carried interest. For example, in 2010, the New York State Assembly passed a bill, which could have caused a non-resident of New York who holds our common units to be subject to New York state income tax on carried interest earned by entities in which we hold an indirect interest, thereby requiring the non-resident to file a New York state income tax return reporting such carried interest income. This legislation would have been retroactive to January 1, 2010. It is unclear whether or when similar legislation will be enacted. Finally, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distribution to you would be reduced.

If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our common unitholders would be substantially reduced and the value of our common units would be adversely affected.
The value of our common units depends in part on our being treated as a partnership for U.S. federal income tax purposes, which requires that 90% or more of our gross income for every taxable year consist of qualifying income, as defined in Section 7704 of the Internal Revenue Code and that The Soleil Capital L.P. not be registered under the 1940 Act. Qualifying income generally includes dividends, interest, capital gains from the sale or other disposition of stocks and securities and certain other forms of investment income. We may not meet these requirements or current law may change so as to cause, in either event, us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject to U.S. federal income tax. Moreover, the anticipated after-tax benefit of an investment in our common units depends largely on our being treated as a partnership for U.S. federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS on this or any other matter affecting us.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate. Distributions to our common unitholders would generally be taxed again as corporate distributions, and no income, gains, losses, deductions or credits would flow through to you. Because a tax would be imposed upon us as a corporation, our distributions to our common unitholders would be substantially reduced, likely causing a substantial reduction in the value of our common units.

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See "-The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b) taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units." For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.
As long as 90% of our gross income for each taxable year constitutes qualifying income as defined in Section 7704 of the Internal Revenue Code and we are not required to register as an investment company under the 1940 Act on a continuing basis, we will be treated, for U.S. federal income tax purposes, as a partnership and not as an association or a publicly traded partnership taxable as a corporation. Accordingly, each unitholder will be required to take into account its allocable share of items of income, gain, loss and deduction of the Partnership. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder's tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder's tax basis in the units), but will instead report the holder's allocable share of items of our income for U.S. federal income tax purposes. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

Our common unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, or "CFC," and a Passive Foreign Investment Company, or "PFIC," may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

Regulatory changes in the United States could adversely affect our business.
As a result of the financial crisis and highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets and the regulatory environment in which we operate in the United States. There has been an active debate over the appropriate extent of regulation and oversight of private investment funds and their managers. In addition, we may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") which imposes significant new regulations on almost every aspect of the U.S. financial services industry, including aspects of our business. Among other things, the Dodd-Frank Act includes the following provisions which could have an adverse impact on our ability to conduct our business:

  The Dodd-Frank Act establishes the Financial Stability Oversight Council (the "FSOC"), a federal agency acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as "systemically important." Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. While the Federal Reserve Chairman has suggested that it would be rare for a private equity firm to be designated as systemically important, if such designation were to occur to us, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve Bank. In connection with the work of the FSOC, the SEC recently proposed a private fund systemic risk reporting rule which is designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This proposed rule would require large private equity fund advisers, such as Soleil, to submit reports focusing primarily on the extent of leverage incurred by their funds' portfolio companies, the use of bridge financing and their funds' investments in financial institutions.
  The Dodd-Frank Act, under what has become known as the "Volcker Rule," generally prohibits bank holding companies (including foreign banks with U.S. branches) and banks (including their subsidiaries and affiliates) from investing in or sponsoring private equity funds or hedge funds. The Volcker Rule will become effective on July 21, 2012 and is subject to transition periods and exceptions for "permitted activities." While there is substantial uncertainty regarding the availability of transition period relief and the general practical implications of the Volcker Rule, there could be adverse implications on our ability to raise funds from bank holding companies as a result of this prohibition.
  The Dodd-Frank Act requires private equity and hedge fund advisers to register with the SEC under the Investment Advisers Act, to maintain extensive records and to file reports if deemed necessary for purposes of systemic assessment by certain governmental bodies.

In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding "pay to play" practices by investment advisers involving campaign contributions and other payments to government clients and elected officials able to exert influence on such clients. The rule prohibits investment advisers from providing advisory services for compensation to a government client for two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain candidates and officials in position to influence the hiring of an investment adviser by such government client. Advisers are required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser's employees and engagements of third parties that solicit government entities and to keep certain records in order to enable the SEC to determine compliance with the rule. Any failure on our part to comply with the rule could expose us to significant penalties and reputational damage. In addition, there have been similar rules on a state level regarding "pay to play" practices by investment advisers.

The potential requirement to convert our financial statements from being prepared in conformity with accounting principles generally accepted in the United States of America to International Financial Reporting Standards may strain our resources and increase our annual expenses.
As a public entity, the SEC may require in the future that we report our financial results under International Financial Reporting Standards ("IFRS") instead of under accounting principles generally accepted in the United States of America ("U.S. GAAP"). IFRS is a set of accounting principles that has been gaining acceptance on a worldwide basis. These standards are published by the London-based International Accounting Standards Board ("IASB") and are more focused on objectives and principles and less reliant on detailed rules than U.S. GAAP. Today, there remain significant and material differences in several key areas between U.S. GAAP and IFRS which would affect Soleil. Additionally, U.S. GAAP provides specific guidance in classes of accounting transactions for which equivalent guidance in IFRS does not exist. The adoption of IFRS is highly complex and would have an impact on many aspects and operations of Soleil, including but not limited to financial accounting and reporting systems, internal controls, taxes, borrowing covenants and cash management. It is expected that a significant amount of time, internal and external resources and expenses over a multi-year period would be required for this conversion.

If we were deemed an investment company under the Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We do not believe that we are an ""investment company'' under the Investment Company Act of 1940 because the nature of our assets and the sources of our income exclude us from the definition of an investment company pursuant to Rule 3a-1 under the Investment Company Act of 1940. In addition, we believe the company is not an investment company under Section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business. If one or more of our investments became independent publicly traded entities, our interests in those subsidiaries could be deemed an ""investment security'' for purposes of the Investment Company Act of 1940. Generally, a person is an ""investment company'' if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no established public market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.
Our shares are currently listed on the Over the Counter Bulletin Board under the stock ticker symbol "JOBI," however there is no established public market for Our membership Units and such a market may not develop or be sustained. Since the company's inception and subsequent listing on the Over the Counter Bulletin Board, only 1,600 shares have traded since our inception. The Company's common equity is quoted at a bid price of $1.50 and an ask price of $6.50. .

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
We currently do not anticipate making any distributions on our securities at any time in the near future. We may never pay cash distributions on our securities. Any credit agreements which we may enter into with institutional lenders may restrict our ability to make distributions. Whether we make distributions in the future will be at the discretion of our general partner and will be dependent upon our financial condition, results of operations, capital requirements and any other factors that our general partner decides is relevant. (See "Dividend Policy.")

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

  variations in our quarterly operating results;
  changes in securities analysts estimates of our financial performance;
  changes in general economic conditions and in the venture capital industry;
  changes in market valuations of similar companies; and,
  announcements by us or our competitors of relevant news items and or business developments; and, the loss of key management.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common units, regardless of our actual operating performance. As a result, securityholders may be unable to sell their securities, or may be forced to sell them at a loss.

Because we can issue additional common shares, purchasers of our common stock may incur immediate dilution and may experience further dilution.
Our general partner, controls our board of directors has the authority to cause our company to issue additional membership units without the consent of any of our unitholders. Consequently, our unitholders may experience more dilution in their ownership of our company in the future. .

Our securities is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.
Our securities is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than$5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder's ability to buy and sell our stock.
In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Stockholder Matters" section at page 33 for discussions of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2.	Properties.

We occupy, at no expense to the company, office space made available to us by our general partner. Our current facilities are adequate for our current needs.

Item 3.	Legal Proceedings.

There are no current, pending or threatened legal proceedings against the company

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our membership units are currently listed on the Over the Counter Bulletin Board under the stock ticker symbol "JOBI," however there is no established public market for our securities and such a market may not develop or be sustained. Since the company's inception and subsequent listing on the Over the Counter Bulletin Board, only 1,600 shares have traded since the Company's initial listing. The Company's common equity is quoted at a bid price of $1.50 and an ask price of $6.50.

Price Range of Common Stock

The price range per share of our membership units presented below represents the highest and lowest sales prices for the Company's securities on the Over the Counter Bulletin Board during each quarter of the two most recent years. The quotations listed below reflect sporadic trading activity in the company's securities and does not represent the existence of an established public trading market for our securities.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Fiscal 2010 price range per common unit	$0.11-0.11	$0.11-0.11	$0.11-0.11	$0.11-0.11
Fiscal 2010 price range per common unit	$0.11-0.11	$0.11-0.11	$0.11-0.11	$0.11-0.11

Holders

As of March 8, 2011, there were 43 shareholders of record.

Dividends and Cash Distribution Policy

We have never paid dividends and as a development stage entity we have no assets or free cash flow from operations to distribute to our common unit-holders. If we are successful in developing our business, Our intention is to distribute, from time to time, and on a pro-rata basis, to our common unit-holders Soleil Capital L.P.'s net after-tax share of our annual adjusted cash flow from operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business and to make appropriate investments in our business.

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

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to acquire interests in secondary transactions of venture backed enterprises and investing in seed and early stage venture capital investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

How We Generate Revenue

As a public private equity company, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, the preparation of this registration statement and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.

Business Operations

Our plan is to raise capital and acquire and /or invest in high-risk venture capital investments and to purchase interests in venture backed businesses in secondary transactions.

As a private equity and venture capital investor, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.

We expect our investment activity to be primarily focused on making long-term investments in the equity of private early and development stage companies and in companies whose employees and early investors are seeking liquidity of theie interests in privately eld businesses. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds and until a liquidity event for the holdings we acquire in secondary transactions.

As a result, we expect that on average, our portfolio companies will require a period of at least twelve to twenty-four months following our investment, depending on the stage of the company and the timing of our involvement, before a meaningful valuation can be established.

Moreover, due to the nature of our investments and the early stage of the businesses we invest in, we do not expect to see returns on our investments, those made with cash or those made in return for issuances of our securities, for an average of 1-6 years after an investment is made.

Results of Operations for the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Our income for the twelve months ended December 31, 2010 & 2009 was $0, respectively.

General and administrative expenses for the twelve months ended December 31, 2010 were $8,471. This was an increase of $4,683, or 124%, as compared to general and administrative expenses of $3,788 for the twelve months ended December 31, 2009. The increase in our general and administrative expenses was due to higher costs in connection with our reporting obligations as a delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $8,471 (or basic and diluted loss per share of $0.003) for the twelve months ended December 31, 2010, as compared to net loss of $3,788 (or basic and diluted loss per share of $0.001) for the period the twelve months December 31, 2009. Our net loss increased due to higher costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of December 31, 2010, we had total current assets of $0 consisting of cash.

As of December 31, 2010, we had total current liabilities of $18,471 consisting of a $10,600 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $7,871 in accounts payable.

We had negative working capital of $18,471 as of December 31, 2010.

We had an accumulated deficit of $107,439 and total stockholders' deficiency of $18,471 as of December 31, 2010.

Our net cash used in operating activities was $600 for the twelve months end December 31, 2010 which included net loss of $8,471 and an increase in accounts payable to $7,871 as compared to net cash used in operating activities of $10,828 for the twelve months end December 31, 2009 which included a net loss of $3,788 and accounts payable of $7,040. Net cash used in operating activities was $55,425 since our inception on July 19, 2004 through December 31, 2010.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2010. To make up for some of this short fall, we accrued $7,871 in accounts payable and had $600 in net cash provided by financing activities for the twelve months ended December 31, 2010, which consisted solely of a loan provided by management.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2010 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and;
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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2009, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers

Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Position held with the Company	Age	Date first elected or appointed
Adam J Laufer	CEO, CFO and Chairman of the Board of Directors	37	January 2, 2009

Adam J Laufer Esq. is the Chairman and Chief Executive Officer of Soleil Capital L.P. and the Chairman of the board of directors of our general partner, and the sole member of the board of directors of Jobsinsite, Inc. Mr. Laufer acquired control of Jobsinsite, in January 2009 and has been involved in all phases of the firm's conversion to Soleil Capital L.P. Mr. Laufer is a member in good standing of the Florida Bar. Mr. Laufer is a practicing attorney specializing in corporate securities law, Blue Sky Law and mergers & acquisitions. Mr. Laufer's practice included preparing private placement memorandums for his clients and assisting his clients in presenting their businesses to venture capital and private equity sources. Mr. Laufer has represented clients in their Securities & Exchange Commission filings, including but not limited to periodic reports and initial public offering filings. Mr. Laufer has significant experience in working with, start-up, development stage and micro cap businesses in developing their business plan, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer's has successfully executed transactions on behalf of his clients, in excess of $150 million in market capitalization on the public markets and $30 million in private company valuation. Mr. Laufer received a Bachelor of Arts degree in political science from Florida International University and received his Juris Doctorate from the University of Miami School of Law in 1999.

Partnership Management and Governance

Our general partner, Soleil Capital Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Soleil Capital Management L.L.C. is wholly-owned by our senior managing directors and controlled by our founder, Mr. Laufer. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

Soleil Capital Management L.L.C. does not receive any compensation from us for services rendered to us as our general partner. Our general partner is reimbursed by us for all expenses it incurs in carrying out its activities as general partner of the Partnership, including compensation paid by the general partner to its directors and the cost of directors and officer's liability insurance obtained by the general partner.

The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner's board of directors is elected in accordance with its limited liability company agreement, where our senior managing directors have agreed that our founder, Mr. Laufer will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Laufer should cease to be a founder, such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Soleil Capital Management L.L.C as the "board of directors of our general partner." The board of directors of our general partner has a total of one member; that director, is namely our founder Mr. Adam Laufer.

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

Code of Ethics

The Company has a code of ethics, "Business Conduct: "Code of Conduct and Policy," that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is attached hereto as an exhibit to this Form 10-k. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Stock	Option	plan	compensation	All Other
Position (1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Adam Laufer PEO, PAO and Director	2010	-	—	—		—	—	—	—
	2009	-	—	—		—	—	—	—

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2010.

	Shares	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)(4)	Ownership(1)
5% Stockholders	1,178,816	44.9%
Kevin Frija

Directors and Named Executive Officers
Adam Laufer	1,178,816	44.9%

All Current Officers and Directors As a Group (1 person)		44.9%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each person is the Company's address at _____________________

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

Other than as described above under this section "Certain Relationships and Related Transactions," since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, $120,000, and in which any related person had or will have a direct or indirect material interest.

Item 14.	Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2010 and 2009.

Year Ended December 31, 2010
Audit Fees		$2,500	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

Year Ended December 31, 2009
Audit Fees		$3,900	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$
(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

Soleil Capital L.P. Balance Sheets as of December 31, 2010 and December 31, 2009
Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2010 & 2009
Soleil Capital L.P. Statements of Changes in Partners' Capital from inception (July 19, 2004) through December 31, 2010.
Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2010 & 2009.

Balance Sheet Of General Partner Soleil Capital Management LLC.
Soleil Capital Management LLC, General Partner Balance Sheet pursuant to Rule 8-08 regulation S-X

Notes to Consolidated Financial Statements

Reports of Paritz & Co., Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Soleil Capital L.P.
(f/k/a Jobsinsite.com)
Hollywood, Florida

Gentlemen:

We have audited the accompanying Statement of Financial Condition of Soleil Capital L.P. (f/k/a Jobsinsite.com, Inc.) (the "Company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners deficit and cash flows for the years then ended and from inception(July 19, 2004) to December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soleil Capital L.P.(f/k/a Jobsinsite.com, Inc.), as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and from inception(July 19, 2004) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey March 29, 2011

SOLEIL CAPITAL L.P.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF FINANCIAL CONDITION
(audited)

	December 31, 2010	December 31, 2009
Assets
Cash and Cash Equivalents	$0	$0
Accounts Receivable	0	0

Total Assets	$0	$0

Liabilities and Partners’ Deficiency
Loans Payable	$10,600	$10,000
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	7,871	0

Total Liabilities	18,471	10,000

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of December 31, 2010; 2,625,425 issued and outstanding as of December 31, 2009)	88,968	88,968
Deficit Accumulated During the Development Stage	(107,439)	(98,968)

Total Partners’ Capital (Deficiency)	(18,471)	(10,000)

Total Liabilities and Partners’ Deficiency	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(audited)

	Year Ended		From Inception (July 19, 2004) to
	2010	2009	December 31, 2010
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	8,471	3,788	110,725
Fund Expenses	-	-

Total Expenses	8,471	3,788	113,742

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-
Provision (Benefit) for Taxes	-	-

Net Income (Loss)	(8,471)	(3,788)	(107,439)

Net Income (Loss) Attributable to Soleil Capital L.P.	$(8,471)	$(3,788)	$(107,439)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS
(audited)

	For the Year Ended December 31,		From Inceptinon (July 19, 2004) to
	2010	2009	December 31, 2010
Operating Activities
Net Income (Loss)	(8,471)	(3,788)	(107,439)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital
Equity-Based Compensation Expense			41,643
Depreciation and Amortization of Intangibles			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable
Accounts Payable, Accrued Expenses and Other Liabilities	7,871	(7,040)	7,871

Net Cash Used / Provided by Operating Activities	(600)	(10,828)	(55,425)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements			(2,500)

Net Cash Used in Investing Activities			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders
Contributions from Non-Controlling Interest Holders			47,325
Proceeds from Loans Payable	600	10,000	10,600
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	600	10,000	57,925
Net Increase (Decrease) in Cash and Cash Equivalents	-	(828)
Cash and Cash Equivalents, Beginning of Period	-	828
Cash and Cash Equivalents, End of Period	-	-

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

Statements of Changes in Partners' Capital

	Common Units	Partners’ Capital		Comprehensive Income (Loss)		Total Partners’ Capital (Deficiency)
Balance at Inception - July 19, 2004		$		$	)	$

Net Income (Loss)	—		-		(4,525)		(4,525)
Issuance of Common Units	2,040,000
Capital Contributions			4,750		—		4,750
Capital Distributions	—		-		—		-
Equity-Based Compensation	—		-		—		-

Balance at December 31, 2004	2,040,000		$4,750		$(4,525)		$225

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2004	2,040,000	$4,750	$(4,525)	$225

Net Income (Loss)	—	-	(2,448)	(2,488)
Capital Contributions	—	3,360	—	3,360
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

Net Income (Loss)	—	-	(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900	—
Capital Distributions	—	-	—	17,900
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2006	2,219,000	$26,010	$(20,431)	$5,579

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2006	2,129,000	$26,010	$(20,431)	$5,579

Net Income (Loss)	—	-	(34,705)	(34,705)
Capital Contributions	—	4,728	—	4,728
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

Net Income (Loss)	—	-	(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230	—	58,230
Capital Distributions	—	-	—
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212)

Net Income (Loss)	—	-	(3,788)	(3,788)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(8,471)	(8,471)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

The accompanying notes are an integral part of these financial statements.

Balance Sheet Of Soleil Capital L.P.'s General Partner Soleil Capital Management LLC.

Soleil Capital Management LLC
(General Partner of Soleil Capital L.P.)
As required by Rule 8-08 of Regulation S-X (part c)

Statement of Financial Condition
(audited)

	December 31, 2010		December 31, 2009
Assets
Cash and Cash Equivalents	$		$
Accounts Receivable

Total Assets		$0		$0

Liabilities and Partners’ Capital
Loans Payable	$		$
Due to Affiliates
Accrued Compensation and Benefits
Accounts Payable, Accrued Expenses and Other Liabilities

Total Liabilities		0		0

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 100 issued and outstanding as of December 31, 2010; 2,625,425 issued and outstanding as of December 31, 2009)		1773		1773
Accumulated Other Comprehensive Income (Deficiency)		(1,773)		(1,773)

Total Partners’ Capital (Deficiency)		0		0

Total Liabilities and Partners’ Capital (Deficiency)		$0		$0

SOLEIL CAPITAL L.P.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2010

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

Conversion

On June 1st at the Company's annual shareholder meeting, the board of directors submitted to the shareholders for their vote, authorization to re-domicile the company to Delaware; 2,357,632, which represents 89.9% of the total number of shares outstanding and authorized to vote, were cast in FAVOR of the merger. Subsequent to the vote, the company prepared and executed certificates of merger in both New York and Delaware. The merger was effected on June 17, 2009 saw Jobsinsite Corp., a New York Corporation (JOBI NY) merge into Jobsinsite Corp., a Delaware Corporation (JOBI Del,) the surviving entity, pursuant to shareholders' approval at the Annual Shareholders' Meeting held on June 1, 2009.

Subsequent thereto, on July 1, 2009 Jobsinsite, pursuant to Delaware law, and upon the unanimous written consent of the company's (JOBI Del.) shareholders, the company filed articles of conversion with the Secretary of State of Delaware to convert the Corporation (JOBI.Del) into Soleil Capital, L.P. a Delaware limited partnership to be managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

Our plan is to sponsor and manage a group of funds to invest seed, early and development stage venture capital opportunities and to acquire stakes in secondary transactions in top tier venture-backed businesses.

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through December 31, 2010, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

Cash

The Company does not maintain any cash balances at any financial institutions.

Deferred income taxes The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be ineffect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

Loans Payable

The loan payable represents advances from a member to fund general and administrative expenses.  The loans are non-interest bearing and due on demand.

Revenue Recognition

The company has not generated any revenue in the past two years, and has ceased selling products. Any revenue derived in the future will consist of management and advisory fees, performance fees and allocations, investment income and interest and dividend revenue.

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company's accounting and reporting.  The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations and cash flows when implemented.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 28, 2010

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Adam Laufer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)
ADAM LAUFER

Item 21.	Exhibits and Financial Statement Schedules

Exhibit Number		Description
2.1	*	State of Delaware Certificate of Conversion from a Corporation to a Limited Partnership (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
14.1	*	Code of Ethics
23.1	**	Consent of Paritz & Company, P.A. Independent Registered Public Accounting Firm.
24.1	**	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	**	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Previously Filed
**	Filed herewith