Form 10-Q
period 2011-03-31
Soleil Capital L.P.
filed 2011-05-13
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 W. 50th St.
Miami Beach, FL 33140

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 12, 2011 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements — March 31, 2011 and 2010:

Statement of Financial Condition as of March 31, 2011 and December 31, 2010

Statement of Operations for the Three Months Ended March 31, 2011 and 2010

Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2011

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010

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
SIGNATURES

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	(Unaudited) March 31, 2011	(Audited) December 31, 2010
Assets
Cash and Cash Equivalents	$0	$0
Accounts Receivable	0	0

Total Assets	$0	$0

Liabilities and Partners’ Deficiency
Loans Payable	$11,331	$10,600
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,376	7,871

Total Liabilities	19,707	18,471

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of March 31, 2011; 2,625,425 issued and outstanding as of December 31, 2010)	88,968	88,968
Deficit Accumulated during development stage	(108,675)	(107,439)

Total Partners’ Capital (Deficiency)	(19,707)	(18,471)

Total Liabilities and Partners’ Capital (Deficiency)	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		From Inception (July 19, 2004) to
	2011	2010	March 31, 2011
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	1,236	300	111,961
Fund Expenses	-	-

Total Expenses	1,236	300	114,978

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-
Provision (Benefit) for Taxes	-	-

Net Income (Loss)	(1,236)	(300)	(108,675)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(1,236)	$(300)	$(108,765)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(300)	(300)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2010	2,625,425	$88,968	$(99,268)	$(10,300)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Income (Loss)	—	-	(1,236)	(1,236)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2011	2,625,425	$88,968	$(108,675)	$(19,707)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the three Months Ended March 31,		From Inceptinon (July 19, 2004) to
	2011	2010	March 31, 2011
Operating Activities
Net (Loss)	$(1,236)	$(300)	(108,675)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-	41,643
Depreciation and Amortization of Intangibles	-	-	2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Accounts Receivable	-	-
Accounts Payable, Accrued Expenses and Other Liabilities	505		8,376

Net Cash Used / Provided by Operating Activities	(731)	(300)	(56,156

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-	(2,500)

Net Cash Used in Investing Activities	-	-	(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-		47,325
Proceeds from Loans Payable	731	300	11,331
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	731	-	58,656
Net Increase (Decrease) in Cash and Cash Equivalents	-	(300)
Cash and Cash Equivalents, Beginning of Period	-	-
Cash and Cash Equivalents, End of Period	-	-

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2011

Note 1. Basis of Presentation and Organization and Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, these interim condensed financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2010 Annual Report on Form 10-K. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2. Recent accounting pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

Business Operations

Our plan is to sponsor and manage a group of funds whose purpose is to acquire and /or invest in high-risk venture capital investments and to purchase interests in venture backed businesses in secondary transactions.

As a private equity and venture capital investor, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.

We expect our investment activity to be primarily focused on making long-term investments in the equity of private early and development stage companies and in companies whose employees and early investors are seeking liquidity of their interests in privately held businesses. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds and until a liquidity event for the holdings we acquire in secondary transactions.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Our income for the three months ended March 31, 2011 & 2010 was $0, respectively.

General and administrative expenses for the three months ended March 31, 2011 were $1,236. This was an increase of $936, or 312%, as compared to general and administrative expenses of $300 for the three months ended March 31, 2010. The increase in our general and administrative expenses was due to higher costs in connection with our reporting obligations as a delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $1,236 (or basic and diluted loss per share of $0.0004) for the three months ended March 31, 2011, as compared to net loss of $300 (or basic and diluted loss per share of $0.0001) for the three months March 31, 2010. Our net loss increased due to higher costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of March 31, 2011, we had total current assets of $0 consisting of cash.

As of March 31, 2011, we had total current liabilities of $19,707 consisting of a $11,331 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $8,376 in accounts payable.

We had negative working capital of $19,707 as of March 31, 2011.

We had an accumulated deficit of $108,675 and total stockholders' deficiency of $19,707 as of March 31, 2011.

Our net cash used in operating activities was $731 for the three months end March 31, 2011 which included a net loss of $1,236 and an increase in accounts payable to $505 as compared to net cash used in operating activities of $300 for the three months end March 31, 2010 which included a net loss of $300 and accounts payable of $0. Net cash used in operating activities was $56,156 since our inception on July 19, 2004 through March 31, 2011.

Cash flows from operations were not sufficient to fund our requirements during the three months ended March 31, 2011. To make up for some of this short fall, we accrued $505 in accounts payable and had $731 in net cash provided by financing activities for the three months ended March 31, 2011, which consisted solely of a loan provided by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Date: May 12, 2011

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer