Form 10-Q
period 2011-06-30
Soleil Capital L.P.
filed 2011-08-10
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 W. 50th St.
Miami Beach, FL 33140

(Address of principal executive offices)(Zip Code)

(305) 537-6607

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of June 30, 2011 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements — June 30, 2011 and 2010:

Statement of Financial Condition as of June 30, 2011 and December 31, 2010

Statement of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and from Inception (July 19, 2004) to June 30, 2011

Statement of Changes in Partners’ Capital for the Three and Six Months Ended June 30, 2011 and from Inception (July 19, 2004) to June 30, 2011

Statements of Cash Flows for the Three Months Ended June 30, 2011 and 2010

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition (Unaudited)

	June 30, 2011 (Unaudited)	December 31, 2010 Audited
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	0

Total Assets	$210	$0

Liabilities and Partners’ Deficiency
Loans Payable	$11,541	$10,600
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	10,176	7,871

Total Liabilities	21,717	18,471

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of June 30, 2011; 2,625,425 issued and outstanding as of December 31, 2010)	88,968	88,968
Deficit Accumulated during the development stage	(110,475)	(107,439)

Total Partners’ Capital (Deficiency)	(21,507)	(18,471)

Total Liabilities and Partners’ Capital (Deficiency)	$210	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (July 19, 2004) to
	2011	2010	2011	2010	June 30, 2011
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	1,800	8,335	3,036	8,635	113,761
Fund Expenses	-	-	-	-

Total Expenses	1,800	8,335	3,036	8,635	116,778

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(1,800)	(8,335)	(3,036)	(8,635)	(110,475)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(1,800)	$(8,335)	$(3,036)	$(8,635)	$(110,475)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Income (Loss)	—	-	(3,036)	(3,036)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2011	2,625,425	$88,968	$(110,475)	$(21,507)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(8,635)	(8,635)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2010	2,625,425	$88,968	$(107,603)	$(18,635)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (July 19, 2004) to
	2011	2010	2011	2010	June 30, 2011
Operating Activities
Net Loss	$(1,800)	$(8,335)	(3,036)	(8,635)	(110,475)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-			41,643
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	(210)	-	(210)		(210)
Accounts Payable, Accrued Expenses and Other Liabilities	1,800	(8,035)	2,035	8,035	10,176

Net Cash Used in Operating Activities	(210)	(300)	(941)	(600)	(56,366)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	-			47,325
Proceeds from Loans Payable	210	300	941	600	11,541
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	210	300	941	600	58,866
Net Increase (Decrease) in Cash and Cash Equivalents	0	-	0	-	0
Cash and Cash Equivalents, Beginning of Period	-	-	-	-
Cash and Cash Equivalents, End of Period	0	-	0	-	0

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2011

Unaudited

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

Business Description

The Company was founded as Jobsinsite, a software company, however since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management has reorganized and restructured the company as a public private equity company and asset manager. The Company's business will be focused on generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential. Specifically, the Company plans to manage a seed stage venture capital fund and to manage single purpose funds which acquire interests in secondary transactions of venture backed enterprises.

To date we have not begun raising investment or working capital.

Our plan is to form and manage series of funds, that allocate capital to high-risk venture capital investments and invest in secondary transactions in venture backed companies.

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

3. Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the six months ended June 30, 2011 and 2010 the Company has incurred losses of $3,036 and $8,635, respectively. The Company has a partners’ deficiency of $21,507 and $18,471 at June 30, 2011 and December 31, 2010, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future success is dependent upon its ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that the Company will be able to generate sufficient cash from operations, sell additional shares of units or borrow additional funds from its stockholders.

The Company’s inability to obtain additional cash could have a material adverse effect on its financial position, results of operations, and its ability to continue in existence. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in to manage a seed stage venture capital fund, and to participate in the market to acquire interests in secondary transactions of venture backed enterprises; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

How We Generate Revenue

As a public private equity company, the Company is primarily engaged in the business of generating positive investment returns and capital appreciation through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

To date we have not begun to raise working capital, we have borrowed funds from our president and CEO to cover our organizational costs.

Business Operations

Our plan is to sponsor and manage a seed stage venture capital fund as well as to sponsor and manage a group of single purpose funds whose purpose is to acquire and /or invest in high-risk venture capital investments and to purchase interests in venture backed businesses in secondary transactions.

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

Results of Operations for the threeand six months Ended June 30, 2011 Compared to the three and six months Ended June 30, 2010

Our income for the three months ended June 30, 2011 & 2010 was $0, respectively.

General and administrative expenses for the three months and six months ended June 30, 2011 were $1,800 and $3,036,respectively. This is a decrease of $6,535, or 78% and $5,599 or 65% , as compared to general and administrative expenses of $8,335 for the three months and $8,635 for the six months ended June 30, 2010. The decrease in our general and administrative expenses was due to a decrease in the professional fees, in connection with our reporting obligations as a public company.

We had net loss of $1,800 and $3,036 (or basic and diluted loss per share of $0.00 and $0.00) for the three and six months ended June 30, 2011, as compared to net loss of $8,335 and $8,635 (or basic and diluted loss per share of $0.00 and $0.00) for the period the three and six months ended June 30, 2010. Our net loss decreased due to a decrease in the professional fees we pay in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of June 30, 2011, we had total current assets of $210 consisting of prepaid expenses.

As of June 30, 2011, we had total current liabilities of $21,717 consisting of a $11,541 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $10,176 which was also accrued in connection with our being a public company.

We had negative working capital of $21,507 as of June 30, 2011.

We had a deficit accumulated during the development stage of $110,475 and total Partners' deficiency of $21,507 as of June 30, 2011.

Our net cash used in operating activities was $210 for the three months and $941 for the six months end June 30, 2011 which included a net loss of $1,800 and $3,036 respectively for the three and six months ended June 30, 2011 and a decrease in accounts payable to $1,800  and $2,305 as compared to net cash used in operating activities of $300 and $600 for the three and six months end June 30, 2010 which included net loss of $8,335 and $8,635 respectively, and an increase in accounts payable of $8,035 for the three and six month periods ending June 30, 2010. Net cash used in operating activities was $56,156 since our inception on July 19, 2004 through June 30, 2011.

Cash flows from operations were not sufficient to fund our requirements during the three months ended June 30, 2011. To make up for some of this short fall, we accrued $1,800 in accounts payable and had $210 in net cash provided by financing activities for the three months ended June 30, 2011, which consisted solely of a loan provided by management.

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

Item 1A. Risk Factors.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

Date: August 9, 2011

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer