Form 10-Q/A
period 2011-06-30
Soleil Capital L.P.
filed 2011-09-09
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to Soleil Capital L.P.'s (the "Company") Form 10-Q for the period ending June 30, 2011 is being filed to include the Company's XBRL

The sole purpose of the Amendment No. 1 on Form 10–Q/A to our quarterly report on Form 10–Q for the period ended June 30, 2011 originally filed with the Securities and Exchange Commission on August 10, 2011 (the “Form 10–Q”), is to furnish Exhibit 101 to the Form 10–Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I of the Form 10-Q.  As permitted by Rule 405 (a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way, disclosures made in the original Form 10–Q.

Pursuant to Rule 406T of Regulation S–T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6. Exhibits.

Exhibit
Number		Description

3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)

3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., (Incorporated by reference as previously filed as exhibit to the Company's 10-K filed March 14, 2010.)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	***	XBRL Instance Document

101.DEF	***	XBRL Definition Linkbase Document

101.CAL	***	XBRL Extension Calculation Linkbase Document

101.LAB	***	XBRL Extension Label Linkbase Document

101.PRE	***	XBRL Presentation Linkbase Document

*	Previously filed.

**	Filed herewith

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2011

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer