Form 10-Q/A
period 2011-06-30
Soleil Capital L.P.
filed 2011-09-09
CIK 1376231

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

Item 6. Exhibits.

Exhibit
Number		Description

3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)

3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., (Incorporated by reference as previously filed as exhibit to the Company's 10-K filed March 14, 2010.)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.INS	***	XBRL Instance Document

101.DEF	***	XBRL Definition Linkbase Document

101.CAL	***	XBRL Extension Calculation Linkbase Document

101.LAB	***	XBRL Extension Label Linkbase Document

101.PRE	***	XBRL Presentation Linkbase Document

101.SCH	***	XBRL Extension Schema Document

*	Previously filed.

**	Filed herewith

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 9, 2011

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer