Form 10-Q
period 2011-09-30
Soleil Capital L.P.
filed 2011-11-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as ofSeptember 30, 2011 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements — September 30, 2011 and 2010:

Statement of Financial Condition as of September 30, 2011 and December 31, 2010

Statement of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and from Inception (July 19, 2004) to September 30, 2011

Statement of Changes in Partners’ Capital for the Three and Nine Months Ended September 30, 2011 and from Inception (July 19, 2004) to September 30, 2011

Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 & 2010 and From Inception (July 19, 2004) to September 30, 2011

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	September 30, 2011 (Unaudited)	December 31, 2010 Audited
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	0

Total Current Assets and Total Assets	$210	$0

Liabilities and Partners’ Deficiency
Loans Payable	$11,541	$10,600
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	11,031	7,871

Total Current Liabilities and Total Liabilities	22,572	18,471

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of September 30, 2011 and December 31, 2010 respectively)	88,968	88,968
Deficit Accumulated during the development stage	(111,330)	(107,439)

Total Partners’ Capital (Deficiency)	(22,362)	(18,471)

Total Liabilities and Partners’ Capital (Deficiency)	$210	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2011	2010	2011	2010	September 30, 2011
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	855	2,571	3,891	11,206	114,616
Fund Expenses	-	-	-	-

Total Expenses	855	2,571	3,891	11,206	117,633

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(855)	(2,571)	(3,891)	(11,206)	(111,330)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(855)	$(2,571)	$(3,891)	$(11,206)	$(111,330)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Income (Loss)	—	-	(3,891)	(3,891)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2011	2,625,425	$88,968	$(111,330)	$(22,362)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Income (Loss)	—	-	(11,206)	(11,206)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2010	2,625,425	$88,968	$(110,174)	$(21,206)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2011	2010	2011	2010	September 30, 2011
Operating Activities
Net Loss	$(855)	$(2,571)	(3,891)	(11,206)	(111,330)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-			41,643
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses		-	(210)		(210)
Accounts Payable, Accrued Expenses and Other Liabilities	855	(2,571)	3,160	10,606	11,031

Net Cash Used in Operating Activities			(941)	(600)	(56,366)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	-			47,325
Proceeds from Loans Payable			941	10,300	11,541
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities			941	10,300	58,866
Net Increase (Decrease) in Cash and Cash Equivalents	0	-	0	9,700	0
Cash and Cash Equivalents, Beginning of Period	-	-	-	-
Cash and Cash Equivalents, End of Period	0	-	0	-	0

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
Septembber 30, 2011
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

3. Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the nine months ended September 30, 2011 and 2010 the Company has incurred losses of $855 and $2,571, respectively. The Company has a partners’ deficiency of $22,362 and $18,471 at September 30, 2011 and December 31, 2010, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

4. Subsequent Events

Management evaluated all activity of the Company through the issue date of the Consolidated Financial Statements and noted there were no material subsequent events as of that date.

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

How We Generate Revenue

As a venture capital company, the Company is primarily engaged in the business of generating positive investment returns through a strategic and opportunistic approach to investing and the subsequent allocation of capital and managerial assistance to emerging businesses with high growth potential.

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

Results of Operations for the three and nine months Ended September 30, 2011 Compared to the three and nine months Ended September 30, 2010

Our revenue for the three months and nine months ended September 30, 2011 & 2010 was $0, respectively.

General and administrative expenses for the three months and nine months ended September 30, 2011 were $855 and $3,891,respectively. This is a decrease of $1,716, or 67% and $7,315 or 65% , as compared to general and administrative expenses of $2,571 for the three months and $11,206 for the nine months ended September 30, 2010. The decrease in our general and administrative expenses was due to a decrease in the professional fees, in connection with our reporting obligations as a public company.

We had net loss of $855 and $3,891 (or basic and diluted loss per share of $0.00 and $0.00) for the three and nine months ended September 30, 2011, as compared to net loss of $2,571 and $11,206 (or basic and diluted loss per share of $0.00 and $0.00) for the three and nine months ended September 30, 2010. Our net loss decreased due to a decrease in the professional fees we pay in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of September 30, 2011, we had total current assets of $210 consisting of prepaid expenses.

As of September 30, 2011, we had total current liabilities of $22,572 consisting of a $11,541 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $11,031 which was also accrued in connection with our being a public company.

We had negative working capital of $22,362 as of September 30, 2011.

We had a deficit accumulated during the development stage of $111,330 and total Partners' deficiency of $22,362 as of September 30, 2011.

Our net cash used in operating activities was $0 for the three months and $941 for the nine months end September 30, 2011 which included a net loss of $855 and $3,891 respectively for the three and nine months ended September 30, 2011 and a decrease in accounts payable to $855  and $3,160 as compared to net cash used in operating activities of $0 and $(600) for the three and nine months end September 30, 2010 which included a net loss of $2,571 and $11,206 respectively, with accounts payable of $2,571 and $10,606 for the three and nine month periods ending September 30, 2010. Net cash used in operating activities was $56,366 since our inception on July 19, 2004 through September 30, 2011.

Cash flows from operations were not sufficient to fund our requirements during the nine months ended September 30, 2011. To make up for some of this short fall, we accrued $855 in accounts payable.

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

Date: November 10, 2011

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer