Form 10-K/A
period 2010-12-31
Soleil Capital L.P.
filed 2011-11-22
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K /A
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 333-137624

SOLEIL CAPITAL L.P.
(Exact name of Registrant as specified in its charter)

Delaware	90-0191208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

725 W. 50th Street Miami Beach, FL	33140
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

Soleil Capital L.P. (the "Company") is filing this amendment to its 2010 Form10-K, as filed with the Securities and Exchange Commission on March 31, 2011 to add an explanatory paragraph regarding the company’s ability to continue as a going concern to the report of the Company's  independent registered accounting firm, Paritz & Company P.A. and a corresponding note  to its financial statements.  The aforementioned was unintentionally omitted during the preparation and review process of the Company's annual report on its Form 10-K.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring net losses since its inception. This factor, among others, raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Hackensack, New Jersey November 21, 2011

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

3.  GOING CONCERN

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. During the year ended December 30, 2010 and 2009 the Company has incurred losses of $8,471 and $3,788, respectively. The Company has a partners’ deficiency of $107,439 and $98,968 at December 30, 2010 and December 31, 2009, respectively. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	November 21, 2011

Exhibit Number		Description
2.1	*	State of Delaware Certificate of Conversion from a Corporation to a Limited Partnership (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
3.1	*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
3.2	*	Agreement of Limited Partnership of Soleil Capital L.P., Incorporated by reference as previously filed as exhibit to the Company's 10-Q filed August 14, 2009.)
14.1	*	Code of Ethics
23.1	*	Consent of Paritz & Company, P.A. Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney (included on the Signature Page of this Annual Report on Form 10-K).
31.1	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

*	Previously Filed
**	Filed herewith