Form 10-K
period 2011-12-31
Soleil Capital L.P.
filed 2012-03-28
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Yes " No x

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2011 was approximately $401,690. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of March 25, 2012 was 2,625,425.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report on Form 10-K, including information incorporated by reference, are not statements of historical fact and constitute forward-looking statements. Examples of forward-looking statements, include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, cash flow, the payment or non-payment of dividends, capital structure, and other financial items, (ii) statements of plans and objectives by management or our general partner and its boards of directors including those relating to the expected operation and management of Soleil Capital L.P., sometimes referred to herein as "Soleil," "Soleil Capital," "we," "our" and or "us," and expected benefits and operations (iii) statements of future economic performance and (iv) statements of assumptions underlying such statements. Words such as "anticipates," "believes," "expects," "future," "intends," "targeted," "may," "will" and similar expressions are used to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements reflect our manager's current expectations, are inherently uncertain and are subject to known and unknown risks, uncertainties and other factors that may cause actual results to differ materially from those contemplated by the forward-looking statements for a variety of reasons. Factors that could cause future results to differ materially from expected results include, but are not limited to: the effect of regulatory approvals, the potential inability to successfully operate or develop Soleil's businesses, including the potential inability to raise capital, attract qualified managers and employees, identify and enter into successful investment opportunities, management of growth, potential fluctuations in operating results, international growth and expansion, the outcomes of legal proceedings and claims. Other risks and uncertainties include, among others, risks related to government regulation and taxation, market liquidity, and availability of capital. In addition, the current global economic climate amplifies many of these risks. These risks and uncertainties, as well as other risks and uncertainties that could cause our actual results to differ significantly from management's expectations, are described in greater detail in the section titled  "Risk Factors."

Such forward-looking statements speak only as of the date on which such statements are made, and neither Soleil Capital L.P. nor our general partner, Soleil Capital Management LLC undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

PART I

Item 1.

DESCRIPTION OF BUSINESS

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

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to manage private capital. We plan to sponsor  and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company's new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership.  In connection with executing Our business plan, We plan to hire qualified and knowledgeable personnel who have relevant experience in operating and managing private equity and venture capital funds.

Our Business

We are a development stage enterprise establishing operations as a manger of private capital. We are organized as a limited partnership and intend to form and raise a group of investment funds and vehicles, which we will manage; whose objectives are to allocate capital, for long-term appreciation through a strategic and opportunistic approach to investing. To date, We have not organized any funds, nor do We have any assets under management.

As a manager of private capital, if We are successful at executing our business plan, We will earn fees based on the amount of capital we manage in addition to a share of profits that we generate on that capital. Our proposed fee arrangements are discussed in the section labeled Structure and Operation of Our Investment Funds.

Private Equity: Secondaries Funds

We plan to generate revenues, in the form of management fees and a carried interest share of profits  by delivering investment returns to the limited partners of the respective funds we intend to organize. Specifically, we will generate revenues if we are successful in forming and managing various single purpose vehicles or issuer-specific funds with the objective of acquiring shares in late stage private venture backed companies, such as Facebook and Twitter. To accomplish this objective, We would form a limited partnership (LP) or a limited liability company (LLC) and offer limited partnership units or membership shares, which we would manage and whose capital would be allocated for the purpose of acquiring shares in a target company from either the company's current or former employees, founders, or shareholders, including but not limited to the company's early stage and or venture capital investors. The shares would be assets of the single purpose vehicle and any returns on said assets would be the property of that limited partnerships, limited partners (or the LLC's members,) less any fees, and or carried interest We collect for our efforts. (For additional information on how we generate revenue see Structure and Operation of Our Investment Funds)

Selection Criteria

Our criteria for allocating the capital we manage in secondary transactions wll be based based primarily on the company, its management and its financial backers; the angel investors and or venture capitalists who have previously invested in the company. In secondary transactions, we will not be purchasing shares directly from the company and as such will not have access to information typically sought and received when making an investment decision, including but not limited to, such basic information as financial statements, profitability, number of customers etc.; as a result our decision making process will be based on publicly available information and on the sophistication and track record of a company's financial backers.  Moreover, we will rely in large part on the company's existing investors for the valuation at which we enter into our positions, both because the  target companies and its investors typically reserve right of first refusal to purchase shares that are available for sale in any secondary transaction, and our entry point will likely be at or about the last round of capital that the target company raised.

While we plan to establish  and manage issuer-specific funds for Facebook and Twitter, in addition to funds that will focus on less mature businesses where there is less market demand, lower valuations, higher risk and greater growth prospects.

Market for Shares

We believe that there is adequate supply for shares in the types of companies we seek to target, both from early investors and current and former employee, as well as through the several private markets/websites that have emerged which offer shares for sale, such as Second Market, and Sharespost.

Venture Capital: Seed Stage Investment Fund

We plan to generate revenues, in the form of management fees and a carried interest share of profits  by delivering investment returns to the limited partners of the respective funds we intend to organize. Specifically, We will generate reveneues through the creation and mangement of a seed stage venture capital fund. To accomplish this objective, We would form a limited partnership (LP) or a limited liability company (LLC) and offer limited partnership units or membership shares, which we would manage and whose capital would be allocated for the purpose of acquiring equity stakes in newly formed techonolgy companies. Our interest in these portfolio companies would be assets of the fund and any returns on said assets would be the property of that limited partnerships, limited partners (or the LLC's members,) less any fees, and or carried interest We collect for our efforts.(For additional information on how we generate revenue see: Structure and Operation of Our Investment Funds) Seed stage funds , provide investment capital in exchange for equity in companies at their earliest stage of development, often times before a product or service has been developed. These type of investments are the most speculative form of venture capital investments. Seed stage investments are typically relatively small in nature as compared to later stage venture investing. An investment at the seed stage is typically no larger than $50,000.

Selection Criteria

Our criteria for selecting investment opportunities in these type of companies is based primarily on the founders and management; their track record with previous companies, relevant experience and expertise, in addition to the company's product or offering and the sector in which the business plans to compete, including relevant factors such as the size of the market, existing competitors, the company's financial backers, who have previously invested or who may be co-investing in the funding round and their track record of success and our overall belief in the company's ability to be successful.

Investment Opportunities

We believe that investment opportunities will be available to us, although we will be competing for investment opportunities with more established, angel investors and larger more experienced and better capitalized funds with strong track records of success.

Structure and Operation of Our Investment Funds

The funds that we intend to sponsor and manage, like most private equity and venture capital funds, will have finite lives and investment periods. Funds will be organized as a single partnership or a combination of separate domestic and overseas partnerships with each partnership being controlled by Us, the general partner. Fund investors are limited partners who agree to contribute a specified amount of capital to the fund from time to time for use in qualifying investments during the investment period, which generally lasts up to six years depending on how quickly capital is deployed. Each fund's general partner is generally entitled to a carried interest that allocates to it 20% of the net profits realized by the limited partners from the fund's investments and an annual management fee of 2%,

We intend to enter into management agreements with the funds We sponsor, pursuant to which we will receive management fees in exchange for providing the funds with management and other services. These management fees will likely be calculated based on the amount of capital committed to a fund during the investment period and thereafter on the cost basis of the fund's investments, which causes the fees to be reduced over time as investments are liquidated. These management fees will be paid by fund investors, who generally contribute capital to the fund in order to allow the fund to pay the fees to us. Our funds will generally allocate management fees across individual investments and, as and when an investment generates returns, 20% of the allocated management fee will likely be required to be returned to investors before a carried interest may be paid.

Incentive Arrangements / Fee Structure

At such time as we may hire fund managers and or other investment advisers, said advisers would generally receive an annual management fee that ranges from 1% to 1.50% of the investment fund's capital commitments during the investment period and from 0.75% to 1.75% of invested capital after the investment period and for general partners or similar entities a performance-based allocation fee (or similar incentive fee) equal to a range of 10% to 20% of the applicable fund's net capital appreciation per annum, subject to certain net loss carry-forward provisions (known as a "high water mark"). The management fees are payable on a regular basis (typically quarterly) in the contractually prescribed amounts noted above over the life of the fund and do not depend on the investment performance of the fund. The general partner or an affiliate of each of our funds also receives carried interest from the investment fund. Carried interest entitles the general partner (or an affiliate) to a preferred allocation of income and gains from a fund. The carried interest is typically structured as a net profits interest in the applicable fund. In the case of our carry funds, carried interest is calculated on a "realized gain" basis, and each general partner is generally entitled to a carried interest equal to 20% of the net realized income and gains (generally taking into account unrealized losses) generated by such fund. Net realized income or loss is not netted between or among funds. For most carry funds, the carried interest is subject to an annual preferred limited partner return ranging from 7.0% to 10.0%, subject to a catch-up allocation to the general partner. If, at the end of the life of a fund, as a result of diminished performance of later investments in a carry fund's life, the carry fund has not achieved investment returns that (in most cases) exceed the preferred return threshold or (in all cases) the general partner receives in excess of 20% of the fund's net profits over the life of the fund, we would be obligated to repay an amount equal to the carried interest that was previously distributed to us that exceeds the amounts to which we are ultimately entitled. This obligation is known as a "clawback" obligation and is an obligation of any person who directly received such carried interest, including us and our employees who participate in our carried interest plans. Although a portion of any distributions by us to our unitholders may include any carried interest received by us, we do not intend to seek fulfillment of any clawback obligation by seeking to have our unitholders return any portion of such distributions attributable to carried interest associated with any clawback obligation. The clawback obligation operates with respect to a given carry fund's own net investment performance only and performance fees of other funds are not netted for determining this contingent obligation. Moreover, although a clawback obligation is several, the governing agreements of our funds will likely provide that to the extent another recipient of carried interest (such as a current or former employee) does not fund his or her respective share, then we and our employees who participate in such carried interest plans may have to fund additional amounts (generally up to an additional 50%) beyond what we actually received in carried interest, although we plan to retain the right to pursue any remedies that we have under such governing agreements against those carried interest recipients who fail to fund their obligations. Our ability to generate carried interest will be an important element of our business.

For additional information concerning the clawback obligations we could face, see "-Item 1A. Risk Factors-We may not have sufficient cash to pay back "clawback' obligations if and when they are triggered under the governing agreements with our investors."

Competition

We will compete with public and private asset managers for both investors and investment opportunities. Our competitors consist primarily of sponsors of public and private investment funds, business development companies, investment banks, commercial finance companies and operating companies acting as strategic buyers. We believe that competition for investors is based primarily on investment performance; business reputation; the duration of relationships with investors; the quality of services provided to investors; pricing; and the relative attractiveness of the types of investments that have been or are to be made. We believe that competition for investment opportunities is based primarily on the pricing, terms and structure of a proposed investment and certainty of execution.

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

Employees

We presently have no full-time employees. Our founder, who is also the founder and CEO of our general partner manages our operations. Mr. Laufer is engaged in outside business activities. The specific amount of time that Mr. Laufer will devote to the Company may vary from week to week or even day to day.

Item 1A.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk. You should consider carefully the following risk factors before investing in our securities. If any of the following risks actually occurs, our business, financial condition, or results of operations could be adversely affected.

RISKS RELATED TO OUR BUSINESS

If Soleil Capital L.P. were required to register as a broker-dealer under Section 15 of the Exchange Act, the associated costs of registration and compliance could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

The U.S. Securities and Exchange Commission (the "Commission") requires certain persons involved in capital raising activities to register with the Commission under section 15 of the Securities Exchange Act of 1934. Under limited circumstances, certain exemptions are available from registration. We have not concluded as to whether our operations would consitute broker dealer acitivities and if we would therein be subject to to broker dealer registration or if an exemption from registration will be available to Us and or if We will be required to register as a broker-dealer with the Commission.

Broker-dealer entities are subject to regulation and oversight by the SEC. In addition, FINRA, a self-regulatory organization that is subject to oversight by the SEC, adopts and enforces rules governing the conduct, and examines the activities, of its member firms. State securities regulators also have regulatory or oversight authority over our broker-dealer entities.  Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases and the conduct and qualifications of directors, officers and employees.

If we do conclude that our operations require us to register as a broker-dealer and if no exemption from registration is available to us; We may find the cost of which and the requirements in connection with registration may be too onerous and costly for us to comply. If this is the case, We may be unable to execute our business operations as planned and may need to re-evaluate our business plans and objectives and begin to identify new business opportunities.

If Soleil Capital L.P. were deemed to be an “investment company” under the 1940 Act, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

The Dodd-Frank Act Amendments to the Investment Advisers Act require investment advisers who were previously exempt from registration to register as an investment adviser with the SEC unless they fall under one of three exemptions,

i. Advisers solely to venture capital funds,
ii. Advisers solely to private funds with less that $150 million in assets under management in the U.S.
iii. Certain foreign advisers without a place of business in the U.S.

The SEC may however impose certain reporting requirements on the exempt advisors a "exempt reporting advisors."

Under the Dodd-Frank Amendments a venture capital fund is a private fund that:

  Invests primarily in “qualifying investments” (generally, private, operating companies that do not distribute proceeds from debt financings in exchange for the fund’s investment in the company); may invest in a “basket” of non-qualifying investments of up to 20 percent of its committed capital; and may hold certain short-term investments.
  Is not leveraged except for a minimal amount on a short-term basis.
  Does not offer redemption rights to its investors.
  Represents itself to investors as pursuing a venture capital strategy.

Currently, we do not have any funds under management and are therefore not required to register with the SEC as an investment advisor under the Dodd-Frank Act.

Moreover, should we be successful in establishing operations,we believe that the venture capital exemption would be available to Us,  based on our business plan and business objectives. We believe that the private fund requirement is satisfied and is consistent with our planned operational structure, as the funds we plan to sponsor and manage are private funds, albeit we as the fund manager is a publicly reporting company.

As an exempt reporting adviser, we would nonetheless be required to file, and periodically update, reports with the Commission, using the same registration form as registered advisers, however, rather than completing all of the items on the form, exempt reporting advisers will fill out a limited subset of items, including:

  Basic identifying information for the adviser and the identity of its owners and affiliates
  Information about the private funds the adviser manages and about other business activities that the adviser and its affiliates are engaged in that present conflicts of interest tihat may suggest significant risk to clients and,
  The disciplinary history (if any) of the adviser and its employees that may reflect on the integrity of the firm.

Exempt reporting advisers will file reports on the Commission’s investment adviser electronic filing system (IARD), and these reports will be publicly avalable on the Commission’s website.

If We are unable to rely on the venture capital exemption or any other exemption from registration, we would be required to register as an investment advisor. Registration requirements may be too onerous for us and may prove to be to costly to comply with. To that end, We would be unable to continue to develop our business along our current plan and may need to suspend planned operations and begin to identify new business opportunities.

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

Rights  of Limited Partners are significantly different than rights of Shareholders of a corporation.
 We are organized as a limited partnership. Members of limited partnerships, also known as limited partners have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our operating agreement.  For example, limited partners do not elect persons to our board of directors, Our general partner has limited call rights to our securities; please read carefully the Agreement of Limited Partnership of Soleil Capital which governs the relationship between us and our unit-holders.

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
 Our business plan is dependent up on our ability to form and sponsor investment vehicles and to deploy capital for the benefit of the limited partners of those partnerships and to successfully and profitably exit those investments; this is the means by which we generate investment returns and revenues respectively. If we are unable to execute our business plan our prospects for success would be materially adversely affected.

Our business depends in large part on our ability to attract limited partners who trust us to manage their assets.

If we are unable to attract limited partners, who entrust us twitch the responsibility to manage their assets, , we would be unable to collect management fees or deploy capital into investments and potentially collect transaction fees or carried interest, which would materially reduce our ability to operate our business. Our ability to attract limited partners and assets under management is dependent on a number of factors, including certain factors that are outside our control. Certain factors, such as the performance of the stock market or the asset allocation rules or regulations or investment policies to which such third party investors are subject, could inhibit or restrict the ability of third party investors to make investments in our funds.

There are no assurances that we can attract assets to manage that will to enable Us to adequately support Our business. In addition, in connection with forming the funds we plan to manage, we will be required to negotiate terms for such funds and investments with potential investors. The outcome of such negotiations could result in our agreement to terms that are materially less favorable to us than funds managed by our competitors. Such terms could restrict our ability to raise investment funds with investment objectives or strategies that compete with existing funds, add additional expenses and obligations for us in managing the fund or increase our potential liabilities, all of which could ultimately reduce our the profitability of those funds.

Investments in Secondaries Transactions are made with less information than is needed to make a properly informed investment decision.
 Investments in secondaries transaction involve purchasing debt or equities in companies from persons other than the issuer. Persons from whom we would be acquiring our investment securities include, but are not limited to, employees, previous investors in the company, such as angel investors or venture capital firms and or even speculators who acquired their position in a secondary transaction at an earlier time; these third persons will not be in a position to provide us with information generally required to make an informed investment decision, including: the company's capital structure, financial results, historical performance or future plans. Moreover, any information that the company may have previously provide in press releases or public statements may not be truthful or accurate and can not be relied on for investment decision purposes. All of the above mentioned factors make valuing an investment in a secondaries transaction very difficult and as a result extremely speculative. We will base our valuation almost entirely on the valuation established in recent funding rounds and or the valuation at which shares are being exchanged in the unregulated secondaries markets. We can make no assurances that We would be successful in valuing and acquiring securities at a valuation that would enable us to generate positive returns for our fund or to generate positive returns for our common unitholders.

Seed Stage Venture Capital Investments are Especially Speculative.
 We plan to sponsor and manage funds to invest in seed and early stage companies. Investments at this stage in a company's development are highly speculative; at this stage companies, generally, do not have a commercialized product or service and are simply endeavoring to build a prototype and or are seeking proof of concept for their business idea. The capital raised at this early stage in a company's development is used to identify whether there is a need and or market for the company's plan and to demonstrate "social proof" of that need/market. Early stage venture capital investments, generally, provide the necessary capital needed to build a working prototype and or to enable a company to do a soft or beta launch of their business, wherein the company can gauge market acceptance and traction. Investments in business at this stage are relatively small however the failure rate is extremely high. If we are unable to successfully identify investment opportunities that beat the odds, we will likely lose the capital we invest on behalf of our fund's investors and not generate any carry fees, which would have a materially adverse effect on our financial performance, and our ability to raise successive funds for similar purposes.

Poor performance of our investment funds would cause a decline in our revenue, income and cash flow, may obligate us to repay carried interest previously paid to us.
Any operating agreements that we will enter into that govern the limited partnerships that we plan to sponsor and manage will likely inlcude provisions for clawbacks, clawbacks are provisions that require us to reduce our management fees in the event a negotiated return on capital is not achieved. Moreover, should we be innefective at managing the limited partnerships as the genreal partner, our revenue, income and cash flow would presumably decline because the value of our assets under management would decrease, which would result in a reduction in management fees, and our investment returns would decrease, resulting in a reduction in the carried interest and incentive fees we earn, which would have a material effect on our ability to cover the cost of our operations.

Valuation methodologies can be subject to significant subjectivity and the fair value of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our funds.
There are often no readily ascertainable market prices for illiquid investments in our planned private equity secondaries funds. We will determine the value of the investments of each of our secondaries investments based on the fair value of such investments. The determination of fair value using these methodologies takes into consideration a range of factors including but not limited to the price at which the investment was acquired, the nature of the investment, local market conditions, trading values on public exchanges for comparable securities, current and projected operating performance and financing transactions subsequent to the acquisition of the investment. These valuation methodologies involve a significant degree of management judgment.

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
 Investments We make will include securities in companies that we do not control. The investments will be subject to the risk that the company in which the investment is made may make business, financial or management decisions with which we do not agree or that the majority stakeholders or the management of the company may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of Our investments could decrease and our financial condition, results of operations and cash flow could suffer as a result.

The financial projections of our portfolio companies could prove inaccurate.
 Our funds, once established, will generally establish the capital structure of portfolio companies on the basis of financial projections prepared by the management of such portfolio companies. These projected operating results will normally be based primarily on judgments of the management of the portfolio companies. In all cases, projections are only estimates of future results that are based upon assumptions made at the time that the projections are developed. General economic conditions, which are not predictable, along with other factors may cause actual performance to fall short of the financial projections that were used to establish a given portfolio company's capital structure. Because of the leverage we typically employ in our investments, this could cause a substantial decrease in the value of our equity holdings in the portfolio company. The inaccuracy of financial projections could thus cause our funds' performance to fall short of our expectations.

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
 We compete with private equity, including but not limited to, venture capital firms, hedge funds and alternative asset managers, in addition to angel investors and business incubators. If the number of these entities continues to increase and more capital is made available to them, it is likely that it will become increasingly difficult for us to attract assets to manage. More significantly, the allocation of increasing amounts of capital by private equity, hedge funds and/or venture capital funds, to our acquisition candidates may lead to a reduction in our investment/acquisition opportunities.

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

  The Dodd-Frank Act establishes the Financial Stability Oversight Council (the "FSOC"), a federal agency acting as the financial system's systemic risk regulator with the authority to review the activities of non-bank financial companies predominantly engaged in financial activities that are designated as "systemically important." Such designation is applicable to companies where material distress could pose risk to the financial stability of the United States. While the Federal Reserve Chairman has suggested that it would be rare for a private equity firm to be designated as systemically important, if such designation were to occur to us, we would be subject to significantly increased levels of regulation, which includes, without limitation, a requirement to adopt heightened standards relating to capital, leverage, liquidity, risk management, credit exposure reporting and concentration limits, restrictions on acquisitions and being subject to annual stress tests by the Federal Reserve Bank. In connection with the work of the FSOC, the SEC recently proposed a private fund systemic risk reporting rule which is designed to assist the FSOC in gathering information from many sectors of the financial system for monitoring risks. This proposed rule would require certain private equity fund advisers to submit reports focusing primarily on the extent of leverage incurred by their funds' portfolio companies, the use of bridge financing and their funds' investments in financial institutions.
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
At present we have no assets and have not made any investments, nor have we held oursleves out as an investment compmany, nor have we soulght to raise any capital to be deployed for investment activities, and as such We do not believe that we are an ""investment company'' under the Investment Company Act of 1940. Generally, a person is an ""investment company'' if it owns investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the Investment Company Act of1940, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and would have a material adverse effect on our business and the price of our shares.

RISKS ASSOCIATED WITH OUR COMMON UNITS

There is no established public market for our common units and if a market for our common units does not develop, our investors will be unable to sell their shares.
 Our common limited partnership units are currently listed on the Over the Counter Bulletin Board under the stock ticker symbol "JOBI," however there is no established public market for Our membership Units and such a market may not develop or be sustained.

Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common units are not quoted on the OTC Bulletin Board or if a public market for our common units does not develop, then investors may not be able to resell the common units that they currently hold and or have purchased and may lose all of their investment.

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

Because we can issue additional common units, purchasers of our units may incur immediate dilution and may experience further dilution.
Our general partner, controls our board of directors has the authority to cause our company to issue additional membership units without the consent of any of our unitholders. Consequently, our unitholders may experience more dilution in their ownership of our company in the future.

Our securities fall under penny stock rules . Trading of our units may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a unitholder's ability to buy and sell our units.
 Our securities fall underp enny stock rules. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our units that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common units.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a unitholder's ability to buy and sell our units.
 In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission (see above and the "Market for Common Equity and Related Unitholder Matters" section at page 33 for discussions of penny stock rules), FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common units, which may limit your ability to buy and sell our units and have an adverse effect on the market for our units.

Item 2. Properties

The Company neither rents nor owns any properties. The Company uses the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal proceedings

There are no current, pending or threatened legal proceedings against the company.

PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Related Unitholder Matters

Our membership units are currently listed on the Over the Counter Bulletin Board under the ticker symbol "JOBI," however there is no established public market for our securities and such a market may not develop or be sustained. Since the company's inception and subsequent listing on the Over the Counter Bulletin Board, only four trades have been executed for a total of 3,850 shares have traded since the Company's initial listing. The Company's common equity is quoted at a bid price of $1.01 and an ask price of $5.00.

Holders

As of March 30, 2012, there were 6 unitholders of record.

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

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry. Management believes that an opportunity exists in the market to manage private capital, and to seek to acquire securities in secondary transactions of venture backed enterprises and to allocate capital to seed stage venture capital investment opportunities; and as a result and in an effort to establish operations in the venture capital and private equity industry, has reorganized the business as a public limited partnership.

We plan to sponsor  and manage limited partnerships organized for the purpose of investing in secondary transactions and seed stage venture capital opportunities. Moreover, We plan to hire qualified and knowledgeable personnel who have relevant experience in operataing and managing private equity and venture capital funds.

How We Plan to Generate Revenue

We are a development stage enterprise establishing operations as a manger of private capital. We are organized as a limited partnership and intend to form and raise a group of investment funds and vehicles, which we will manage; whose objectives are to allocate capital, for long-term appreciation through a strategic and opportunistic approach to investing. To date, We have not organized any funds, nor do We have any assets under management.

As a manager of private capital, We will earn fees based on the amount of capital we manage in addition to a share of profits that we generate on that capital. Our fee arrangements are discussed in Item 1. in the section titled Structure and Operation of Our Investment Funds.

Business Operations

We seek to organize and manage secondaries and seed stage venture capital funds with the intention of delivering superior returns to investors in our funds thorugh an opportunistic approach to allocating capital. To accomplish our investment objective, We would form a series of limited partnerships (LPs) or a limited liability companies (LLCs) which we would manage, we would solicit investments from investors, (ie. limited partners) for the purpose of generating an invetment return. We would generate reveneus by earning a management fee based on the size of the fund we manage and a carried interest share of profits. (For additional information on how we generate revenue see Item 1. Structure and Operation of Our Investment Funds)

As a private equity and venture capital investor, we expect to spend significant time and effort identifying, structuring, performing due diligence, monitoring, developing, valuing, and ultimately exiting our investments.

We expect our activities to be primarily focused on managing the investments of our funds by allocating capital to companies whose employees and early investors are seeking liquidity of their interests in privately held businesses and to dispense resourses to seed stage businesses without revenues or proven business models. Due to the nature of these investments, we anticipate an inability to assess a meaningful and accurate valuation on our holdings, until such time as our portfolio companies are able to ramp up their planned and normal business operations, establish revenues, and secure additional capital through further subsequent funding rounds and until a liquidity event for the holdings we acquire in secondary transactions.

As a result, we expect that on average, our funds will require a period of at least twelve to twenty-four months following our investment, depending on the stage of the company and the timing of our involvement, before meaningful valuations can be established.

Moreover, due to the nature of our investments and the early stage of the businesses we invest in, we do not expect to see returns on our investments, those made with cash or those made in return for issuances of our securities, for an average of 1-6 years after an investment is made.

Results of Operations for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Our income for the twelve months ended December 31, 2011 & 2010 was $0, respectively.

General and administrative expenses for the twelve months ended December 31, 2011 were $5,396. This was a decrease of $3075, or 36%, as compared to general and administrative expenses of $8471 for the twelve months ended December 31, 2010. The decrease in our general and administrative expenses was due to lower costs in connection with our reporting obligations as a Delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $5,396 (or basic and diluted loss per share of $0.002) for the twelve months ended December 31, 2011. as compared to net loss of $8,471 (or basic and diluted loss per share of $0.003) for the period the twelve months December 31, 2010. Our net loss decreased due to lower profrssional costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of December 31, 2011, we had total current assets of $210 consisting of prepaid expenses.

As of December 31, 2011, we had total current liabilities of $23,867 consisting of a $20,742 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $3,125 which was also accrued in connection with our being a public company.

We had negative working capital of $23,657 as of December 31, 2011.

We had a deficit accumulated during the development stage of $112,835 and total Partners' deficiency of $23,867 as of December 31, 2011.

Our net cash used in operating activities was $10,142 for the twelve months end December 31, 2011 which included a net loss of $5,396 and a decrease in accounts payable to $4,536  as compared to net cash used in operating activities of $600 for the twelve month period ending December 31, 2011 which included a net loss of $8,471, and an increase in accounts payable of $7,871 for the twelve month period ending December 31, 2010. Net cash used in operating activities was $52,875 since our inception on July 19, 2004 through December 31, 2011.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2011. To make up for some of this short fall, we accrued $4,536 in accounts payable and had $10,142 in net cash provided by financing activities for the twelve months ended December 31, 2011, which consisted solely of a loan provided by management.

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

Off-Balance Sheet Arrangements.

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Position held with the Company	Age	Date first elected or appointed
Adam J Laufer	CEO, CFO and Chairman of the Board of Directors	38	January 2, 2009

Adam J Laufer Esq. is the Chairman and Chief Executive Officer of Soleil Capital L.P. and the Chairman of the board of directors of our general partner, and the sole member of the board of directors of Jobsinsite, Inc. Mr. Laufer acquired control of Jobsinsite, in January 2009 and has been involved in all phases of the firm's conversion to Soleil Capital L.P. Mr. Laufer is a member in good standing of the Florida Bar. Mr. Laufer is a practicing attorney specializing in corporate securities law, Blue Sky Law and mergers & acquisitions. Mr. Laufer's practice included preparing private placement memorandums for his clients and assisting his clients in presenting their businesses to venture capital and private equity sources. Mr. Laufer has represented clients in their Securities & Exchange Commission filings, including but not limited to periodic reports and initial public offering filings. Mr. Laufer has significant experience in working with, start-up, development stage and micro cap businesses in developing their business plan, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer's has successfully assisted his clients, in bringing to market their businesses with values in excess of $150 million in market capitalization. Mr. Laufer received a Bachelor of Arts degree in political science from Florida International University and received his Juris Doctorate from the University of Miami School of Law in 1999.

Partnership Management and Governance

Our general partner, Soleil Capital Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Soleil Capital Management L.L.C. is wholly-owned and controlled by our founder, Mr. Laufer. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner's board of directors is elected in accordance with its limited liability company agreement, where our founder, Mr. Laufer will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Mr. Laufer should cease to be a founder, such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Soleil Capital Management L.L.C as the "board of directors of our general partner." The board of directors of our general partner has a total of one member; that director, is namely our founder Mr. Adam Laufer.

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

Code of Ethics

The Company has a code of ethics, "Business Conduct: "Code of Conduct and Policy," that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. A copy of this code is attached hereto as an exhibit to our Form 10-k as filed with the SEC on March 30, 2011. The Company intends to disclose any changes in or waivers from its code of ethics by posting such information on its website or by filing a Form 8-K.

Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Philosophy and Program

Our compensation philosophy for our future manager and certain other employees is that compensation should be composed primarily of (1) annual cash payments tied to the performance of the applicable business unit(s) in which such employee works; (2) long-term carried interest tied to the performance of the investments made by the funds in the business unit in which such employee works or for which he or she has responsibility; (3) deferred equity awards reflecting the value of our common units; and (4) additional cash payments tied to extraordinary performance of such employee or other circumstances (for example, if there has been a change of role or responsibility).

We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourage employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unitholders.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Unit	Option	plan	compensation	All Other
Position (1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Adam Laufer PEO, PAO and Director	2011	-	—	—		—	—	—	—
2010
	2009	-	—	—		—	—	—	—

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 30, 2012.

	Common units	Percentage of
	Beneficially	Beneficial
Name and address of beneficial owner	Owned(1)(4)	Ownership(1)
5% Unitholders
Kevin Frija 3001 Griffin Road Dania Beach FL 33312	1,178,816	44.9%

Directors and Named Executive Officers
Adam Laufer 725 W. 50th Street Miami Beach, FL 33140	1,179,816	44.9%

All Current Officers and Directors As a Group (1 person)		44.9%

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

(2)	On March 30, 2012 there were 2,625,425 shares of our common units outstanding.

(3)

In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 2,625,425 shares of common units outstanding (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes common units which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2011 and 2010.

Year Ended December 31, 2011
Audit Fees		$2,635	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

Year Ended December 31, 2010
Audit Fees		$2,500	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$
(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

Soleil Capital L.P. Balance Sheets as of December 31, 2011 and December 31, 2010
Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2011 & 2010
Soleil Capital L.P. Statements of Changes in Partners' Capital from inception (July 19, 2004) through December 31, 2011.
Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2011 & 2010.

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

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors
Soleil Capital L.P.
(f/k/a Jobsinsite.com)
Hollywood, Florida

Gentlemen:

We have audited the accompanying Statement of Financial Condition of Soleil Capital L.P. (f/k/a Jobsinsite.com, Inc.) (the "Company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners deficit and cash flows for the years then ended and from inception(July 19, 2004) to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company's consolidated financial statements have been prepared on a going concern basis as described in Note 3, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $5,396 for the year ended December 31, 2011.The Company has negative working capital of $23,657 at December 31, 2011 and a partners' deficiency of $112,835 at December 31, 2011. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soleil Capital L.P.(f/k/a Jobsinsite.com, Inc.), as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and from inception(July 19, 2004) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Hackensack, New Jersey March 22, 2012

SOLEIL CAPITAL L.P.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$0	$0
Pre Paid Expenses	210	0

Total Assets	$210	$0

Liabilities and Partners’ Deficiency
Loans Payable - Partner	$20,742	$10,600
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	3,125	7,871

Total Liabilities	23,867	18,471

Partners’ Deficiency
Partners’ Capital (common units: 2,625,425 & 2,625,425 issued and outstanding as of December 31, 2011 & 2010 respectively)	88,968	88,968
Deficit Accumulated During the Development Stage	(112,835)	(107,439)

Total Partners’ Deficiency	(23,867)	(18,471)

Total Liabilities and Partners’ Deficiency	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended		From Inception (July 19, 2004) to
	2011	2010	December 31, 2011
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	5,396	8,471	116,121
Fund Expenses	-	-

Total Expenses	5,396	8,471	119,138

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-
Provision (Benefit) for Taxes	-	-

Net Loss	(5,396)	(8,471)	(112,835)

Net Loss Attributable to Soleil Capital L.P.	$(5,396)	$(8,471)	$(112,835)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		From Inceptinon (July 19, 2004) to
	2011	2010	December 31, 2011
Operating Activities
Net Loss	(5,396)	(8,471)	(112,835)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Realized (Gains) Losses on Investments
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital
Equity-Based Compensation Expense			41,643
Depreciation and Amortization of Intangibles			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	(210)		(210)
Accounts Payable, Accrued Expenses and Other Liabilities	(4,536)	7,871	16,027

Net Cash Used in Operating Activities	(10,142)	(600)	(52,875)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements			(2,500)

Net Cash Used in Investing Activities			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders
Contributions from Non-Controlling Interest Holders			47,325
Proceeds from Loans Payable	10,142	(600)	12,241
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	10,142	(600)	59,566
Net Increase (Decrease) in Cash	-
Cash - Beginning of Period	-
Cash - End of Period	-	-

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

Statements of Changes in Partners' Capital

	Common Units	Partners’ Capital		Comprehensive Income (Loss)		Total Partners’ Capital (Deficiency)
Balance at Inception - July 19, 2004		$		$	)	$

Net Loss	—		-		(4,525)		(4,525)
Issuance of Common Units	2,040,000
Capital Contributions			4,750		—		4,750
Capital Distributions	—		-		—		-
Equity-Based Compensation	—		-		—		-

Balance at December 31, 2004	2,040,000		$4,750		$(4,525)		$225

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2004	2,040,000	$4,750	$(4,525)	$225

Net Loss	—	-	(2,448)	(2,488)
Capital Contributions	—	3,360	—	3,360
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

Net Loss	—	-	(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900	—
Capital Distributions	—	-	—	17,900
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2006	2,219,000	$26,010	$(20,431)	$5,579

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2006	2,129,000	$26,010	$(20,431)	$5,579

Net Loss	—	-	(34,705)	(34,705)
Capital Contributions	—	4,728	—	4,728
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

Net Loss	—	-	(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230	—	58,230
Capital Distributions	—	-	—
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212)

Net Loss	—	-	(3,788)	(3,788)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Loss	—	-	(8,471)	(8,471)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Loss	—	-	(5,396)	(5,396)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

The accompanying notes are an integral part of these financial statements.

Balance Sheet Of Soleil Capital L.P.'s General Partner Soleil Capital Management LLC.

Soleil Capital Management LLC
(General Partner of Soleil Capital L.P.)
As required by Rule 8-08 of Regulation S-X (part c)

Statement of Financial Condition

	December 31, 2011		December 31, 2010
Assets
Cash	$		$
Accounts Receivable

Total Assets		$0		$0

Liabilities and Partners’ Capital
Loans Payable		$608	$
Due to Affiliates
Accrued Compensation and Benefits
Accounts Payable, Accrued Expenses and Other Liabilities

Total Liabilities		608		0

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 100 issued and outstanding as of December 31, 2011; 2,625,425 issued and outstanding as of December 31, 2010)		1		1
Additional paid in capital		1,772		1,772
Accumulated Other Comprehensive Income (Deficiency)		(2,381)		(1,773)

Total Partners’ Capital (Deficiency)		(608)		0

Total Liabilities and Partners’ Capital (Deficiency)		$0		$0

SOLEIL CAPITAL L.P.
 (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2011

NOTE 1. ORGANIZATION

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

To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, costs associated with operating as a public compnay and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.

Our plan is to sponsor and manage a group of funds to invest seed, early and development stage venture capital opportunities and to acquire stakes in secondary transactions in top tier venture-backed businesses.

NOTE 2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through December 31, 2011, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

Cash

The Company does not maintain any cash balances at any financial institutions.

Loans Payable - Partner

The loan payable represents advances from a partner to fund general and administrative expenses.  The loans are non-interest bearing and due on demand.

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

NOTE 3. GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $5,396 for the year ended December 31, 2011.The Company has negative working capital of $23,657 at December 31, 2011 and a partners' deficiency of $112,835 at December 31, 2011. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 28, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Adam Laufer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 28, 2012
ADAM LAUFER

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer.
32.2	Section 1350 Certifications of Chief Financial Officer.