Form 10-Q
period 2012-03-31
Soleil Capital L.P.
filed 2012-05-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes☐      No  ☒

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 14, 2012 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements:

Statement of Financial Condition as of March 31, 2012 and December 31, 2011

Statement of Operations for the Three Months Ended March 31, 2012 and 2011 and from Inception (July 19, 2004) to March 31, 2012

Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2012 and 2011 and from Inception (July 19, 2004) to March 31, 2012

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and from Inception (July 19, 2004) to March 31, 2012

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	(Unaudited) March 31, 2012	(Audited) December 31, 2011
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	210

Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable - Partner	$20,742	$20,742
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	6,285	3,335

Total Liabilities	27,027	24,077

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of March 31, 2012 and December 31, 2011, respectively)	88,968	88,968
Deficit Accumulated during development stage	(115,785)	(112,835)

Total Partners’ Deficiency	(26,817)	(23,867)

Total Liabilities and Partners’ Deficiency	$210	$210

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		From Inception (July 19, 2004) to
	2012	2011	March 31, 2012
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	2,950	1,236	119,071
Fund Expenses	-	-

Total Expenses	2,950	1,236	122,088

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	(2.950)	(1,236)	(115,785)
Provision (Benefit) for Taxes	-	-

Net Loss	(2,950)	(1,236)	(115,785)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-

Net Loss Attributable to Soleil Capital L.P.	$(2,950)	$(1,236)	$(115,785)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Loss	—	-	(2,950)	(2,950)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2012	2,625,425	$88,968	$(115,785)	$(26,817)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Loss	—	-	(1,236)	(1,236)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2011	2,625,425	$88,968	$(108,675)	$(19,707)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Loss	—	-	(300)	(300)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2010	2,625,425	$88,968	$(99,268)	$(10,300)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the three Months Ended March 31,		From Inception (July 19, 2004) to
	2012	2011	March 31, 2012
Operating Activities
Net Loss	$(2,950)	$(1,236)	(115,785)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable to Soleil Capital	-	-
Equity-Based Compensation Expense	-	-	41,643
Depreciation and Amortization of Intangibles	-	-	2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	-	-	(210)
Accounts Payable, Accrued Expenses and Other Liabilities	2,950	505	6,285

Net Cash Used in Operating Activities	-	(731)	(65,567)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-	(2,500)

Net Cash Used in Investing Activities	-	-	(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-		47,325
Proceeds from Loans Payable		731	20,742
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities		731	68,067
Net Increase (Decrease) in Cash and Cash Equivalents	-
Cash - Beginning of Period	-	-
Cash - End of Period	-	-

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2012

NOTE - 1 - ORGANIZATION

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

To date we have not begun raising investment capital, all of our investments to date were made through the issuance of our common stock, the proceeds from our stock sales to date are expected to cover our organizational costs, costs associated with operating as a public company and to provide us working capital to enable us to expand our search for investment opportunities and investment capital.

Our plan is to sponsor and manage a group of funds to invest seed, early and development stage venture capital opportunities and to acquire stakes in secondary transactions in top tier venture-backed businesses.

NOTE -2- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through March 31, 2012, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

Cash

The Company does not maintain any cash balances at any financial institutions.

Loans Payable- Partner

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

 NOTE - 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $2,950 for the three months ended March 31, 2012, and $5,396 for the year ended December 31, 2011.The Company has negative working capital of $26,817 at March 31, 2012 and $23,657 at December 31, 2011 and a partners’ deficiency of $115,785 at March 31, 2012 and $112,835 at December 31, 2011. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Our income for the three months ended March 31, 2012 & 2011 was $0, respectively.

General and administrative expenses for the three months ended March 31, 2012 were $2,950. This was an increase of $1,714, or 138.7%, as compared to general and administrative expenses of $1,236 for the three months ended March 31, 2011. The increase in our general and administrative expenses was due to higher costs in connection with our reporting obligations as a Delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $2,950 (or basic and diluted loss per share of $0.0011) for the three months ended March 31, 2012, as compared to net loss of $1,236 (or basic and diluted loss per share of $0.0004) for the three months March 31, 2011. Our net loss increased due to higher costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of March 31, 2012, we had total current assets of $0 consisting of cash.

As of March 31, 2012, we had total current liabilities of $26,817 consisting of a $20,742 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $6,285 in accounts payable.

We had negative working capital of $26,817 as of March 31, 2012.

We had an accumulated deficit of $115,785 and total stockholders' deficiency of $26,817 as of March 31, 2012.

Our net cash used in operating activities was $0 for the three months end March 31, 2012 which included a net loss of $2,950 and an increase in accounts payable to $2,950 as compared to net cash used in operating activities of $731 for the three months end March 31, 2011 which included a net loss of $1,236 and accounts payable of $505. Net cash used in operating activities was $65,567 since our inception on July 19, 2004 through March 31, 2012.

Cash flows from operations were not sufficient to fund our requirements during the three months ended March 31, 2012. To make up for some of this short fall, we accrued $2,950 in accounts payable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2012, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 14, 2012

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer