Form 10-K/A
period 2011-12-31
Soleil Capital L.P.
filed 2012-07-20
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A
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

EXPLANATORY NOTE

Soleil Capital L.P. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission (the "SEC") on March 28, 2012 (the "Original Filing"), to restate its audited financial statements for the year ended December 31, 2011 and 2010 and related financial information contained therein to update the following matters.

The date for calculating the market value of the common units of the Registrant held by non-affiliates, as shown on page 1 was updated to June 30, 2011, a going concern paragraph was added to the auditor's opinion as contained in the financial statement section, the negative working capital figure in the Liquidity and Capital Resources section of Management's Discussion and Analysis page 29 was updated with the correct figure, certain mathematical corrections were made to the total assets, liabilities and partner's deficiency amounts on the balance sheets as contained in the financial statements section and corrected the mathematical totals in the net cash provided by operating and financing activities in the statement of cash flows as contained in the financial statements section of the Form.

This Amendment No. 1 does not describe other events occurring after the Original Filing, including exhibits, or modify or update those disclosures affected by subsequent events. This Amendment No. 1 should be read in conjunction with the Company's filings made with the SEC subsequent to the filing of the Original Filing, as those filings may have been amended, as information in such reports and documents may update or supersede certain information contained in this Amendment No. 1. Accordingly, this Amendment No. 1 only amends and restates the items listed in the second paragraph, in each case, solely as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby.

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
Miami Beach, Florida

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

Hackensack, New Jersey July 9, 2012

SOLEIL CAPITAL L.P.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
Assets
Cash	$0	$0
Pre Paid Expenses	210	0

Total Assets	$210	$0

Liabilities and Partners’ Deficiency
Loans Payable - Partner	$20,952	$10,600
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	3,125	7,871

Total Liabilities	24,077	18,471

Partners’ Deficiency
Partners’ Capital (common units: 2,625,425 & 2,625,425 issued and outstanding as of December 31, 2011 & 2010 respectively)	88,968	88,968
Deficit Accumulated During the Development Stage	(112,835)	(107,439)

Total Partners’ Deficiency	(23,867)	(18,471)

Total Liabilities and Partners’ Deficiency	$210	$0

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

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		From Inceptinon (July 19, 2004) to
	2011	2010	December 31, 2011
Operating Activities
Net Loss	(5,396)	(8,471)	(112,835)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Realized (Gains) Losses on Investments
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital
Equity-Based Compensation Expense			41,643
Depreciation and Amortization of Intangibles			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	(210)		(210)
Accounts Payable, Accrued Expenses and Other Liabilities	(4,746)	7,871	3,125

Net Cash Used in Operating Activities	(10,352)	(600)	(65,777)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements			(2,500)

Net Cash Used in Investing Activities			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders
Contributions from Non-Controlling Interest Holders			47,325
Proceeds from Loans Payable	10,352	(600)	20,952
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	10,352	(600)	68,277
Net Increase (Decrease) in Cash	-
Cash - Beginning of Period	-
Cash - End of Period	-	-

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

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	July 9, 2012