Form 10-Q
period 2012-09-30
Soleil Capital L.P.
filed 2012-11-14
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as ofSeptember 30, 2012 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements:

Statement of Financial Condition as of September 30, 2012 and December 31, 2011

Statement of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and from Inception (July 19, 2004) to September 30, 2012

Statement of Changes in Partners’ Capital for the Three and Nine Months Ended September 30, 2012 and from Inception (July 19, 2004) to September 30, 201

Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 & 2011 and From Inception (July 19, 2004) to September 30, 2012

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

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	September 30, 2012 (Unaudited)	December 31, 2011 Audited
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	210

Total Current Assets and Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable	$22,115	$20,952
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	7,373	3,125

Total Current Liabilities and Total Liabilities	29,488	24,077

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of September 30, 2012 and December 31, 2010 respectively)	88,968	88,968
Deficit Accumulated during the development stage	(118,246)	(112,835)

Total Partners’ Capital (Deficiency)	(29,278)	(23,867)

Total Liabilities and Partners’ Capital (Deficiency)	$210	$210

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2012	2011	2012	2011	September 30, 2012
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	1,373	855	5,411	3,891	121,532
Fund Expenses	-	-	-	-

Total Expenses	1,373	855	5,411	3,891	124,549

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(1,373)	(855)	(5,411)	(3,891)	(118,246)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(1,373)	$(855)	$(5,411)	$(3,891)	$(118,246)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Income (Loss)	—	-	(5,411)	(5,411)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2012	2,625,425	$88,968	$(118,246)	$(29,278)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Income (Loss)	—	-	(3,891)	(3,891)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2011	2,625,425	$88,968	$(111,330)	$(22,362)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2012	2011	2012	2011	September 30, 2012
Operating Activities
Net Loss	$(1,373)	$(855)	(5,411)	(3,891)	(118,246)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses		-	(210)	(210)	(210)
Accounts Payable, Accrued Expenses and Other Liabilities		(855)	4,038	3,160	7,373

Net Cash Used in Operating Activities	1,373		1,583	(941)	(108,583)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	-			88,968
Proceeds from Loans Payable	1,373		1583	941	21,115
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	1,373		1,583	941	111,083
Net Increase (Decrease) in Cash and Cash Equivalents	0	0	0	0	0
Cash and Cash Equivalents, Beginning of Period	-	-	-	-
Cash and Cash Equivalents, End of Period	0	0	0	0	0

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
Septembber 30, 2012
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

NOTE - 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,373 and $5,411 for the three and nine months ended September 30, 2012, and $116,873 for the year ended December 31, 2011. The Company has negative working capital of $29,278 at September 30, 2012 and $23,867 at December 31, 2011 and a partners' deficiency of $118,246 at September 30, 2012 and $112,835 at December 31, 2011. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditino and and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto.

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011.

Our income for the three months ended September 30, 2012 & 2011 was $0, respectively.

General and administrative expenses for the three and nine months ended September 30, 2012 were $1,373 and $5,411 respectively. This is an increase of $518, or 60% and a decrease of $1,520, or 39% as compared to general and administrative expenses of $855 for the three months and $3,891 for the nine months ended September 30, 2011. The decrease and respective increase in our general and administrative expenses was due to varying costs in connection with our reporting obligations as a public company.

We had net loss of $1,373 and $5,411 (or basic and diluted loss per share of $0.00 and $0.00) for the three months and nine months ended September 30, 2012, as compared to net loss of $855 and $3,891 (or basic and diluted loss per share of $0.00 and $0.00) for the three and nine months September 30, 2011. Our net loss decreased and increased due to varying costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of September 30, 2012, we had total current assets of $210 consisting of prepaide expenses.

As of September 30, 2012, we had total current liabilities of $29,488 consisting of a $22,115 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $7,373 in accounts payable.

We had negative working capital of $29,278 as of September 30, 2012.

We had an accumulated deficit of $118,246 and total stockholders' deficiency of $29,278 as of September 30, 2012.

Our net cash used in operating activities was $1,373 for the three months and $1,583 for the nine months end September 30, 2012 which included a net loss of $1,373 and $5,411 respectively for the three and nine months ended September 30, 2012 and a decrease in accounts payable to $0 for the three months ended September 30 and an increase of accounts payable to $4,038 in accounts payable for the nine months ended September 30, 2012 as compared to net cash used in operating activities of $0 and $(941) for the three and nine months end September 30, 2011 which included net loss of $855 and $3891 respectively, and accounts payable of $855 and $3,160 for the three and nine month periods ending September 30, 2011. Net cash used in operating activities was $111,083 since our inception on July 19, 2004 through September 30, 2012.

Cash flows from operations were not sufficient to fund our requirements during the three months ended September30, 2012. To make up for some of this short fall, we had $1,373 in net cash provided by financing activities for the three months ended September 30, 2012, which consisted solely of a loan provided by management.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of September 30, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

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

Date: November 14, 2012

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer