Form 10-K
period 2012-12-31
Soleil Capital L.P.
filed 2013-03-26
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes " No x

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2012 was approximately $401,690. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of March 26, 2013 was 2,625,425.

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

Holders

As of March 26, 2013, there were 6 beneficial unitholders of record.

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

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Our income for the twelve months ended December 31, 2012 & 2011 was $0, respectively.

General and administrative expenses for the twelve months ended December 31, 2012 were $6,096. This was an increase of $700, or 13%, as compared to general and administrative expenses of $5,396 for the twelve months ended December 31, 2010. The increase in our general and administrative expenses was due to higher costs in connection with our reporting obligations as a Delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $6,096 (or basic and diluted loss per share of $0.002) for the twelve months ended December 31, 2012. as compared to net loss of $5,396 (or basic and diluted loss per share of $0.003) for the period the twelve months December 31, 2011. Our net loss increased due to higher costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of December 31, 2012, we had total current assets of $210 consisting of prepaid expenses.

As of December 31, 2012, we had total current liabilities of $30,173 consisting of a $22,115 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and accounts payable of $8,058 which was also accrued in connection with our being a public company.

We had negative working capital of $29,753 as of December 31, 2012.

We had a deficit accumulated during the development stage of $118,931 and total Partners' deficiency of $29,963 as of December 31, 2012.

Our net cash used in operating activities was $1,583 for the twelve months end December 31, 2012 which included a net loss of $6,096 and a decrease in accounts payable to $4,723  as compared to net cash used in operating activities of $10,352 for the twelve month period ending December 31, 2011 which included a net loss of $5,396, and an increase in accounts payable of $4,746 for the twelve month period ending December 31, 2011. Net cash used in operating activities was $108,583 since our inception on July 19, 2004 through December 31, 2012.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2012. To make up for some of this short fall, we accrued $4,723 in accounts payable and had $1,583 in net cash provided by financing activities for the twelve months ended December 31, 2012, which consisted solely of a loan provided by management.

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

Item 9A. Controls and Procedures.

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2012, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Position held with the Company	Age	Date first elected or appointed
Adam J Laufer	CEO, CFO and Chairman of the Board of Directors	39	January 2, 2009

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name & Principal				Unit	Option	plan	compensation	All Other
Position (1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Adam Laufer PEO, PAO and Director	2012	-	—	—		—	—	—	—
2011
	2010	-	—	—		—	—	—	—

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 26, 2013.

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

(2)	On March 26, 2013 there were 2,625,425 shares of our common units outstanding.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2012 and 2011.

Year Ended December 31, 2012
Audit Fees		$0	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

Year Ended December 31, 2011
Audit Fees		$2,635	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$
(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

Soleil Capital L.P. Balance Sheets as of December 31, 2012 and December 31, 2011
Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2012 & 2011
Soleil Capital L.P. Statements of Changes in Partners' Capital from inception (July 19, 2004) through December 31, 2012.
Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2012 & 2011.

Balance Sheet Of General Partner Soleil Capital Management LLC.
Soleil Capital Management LLC, General Partner Balance Sheet pursuant to Rule 8-08 regulation S-X

Notes to Consolidated Financial Statements

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

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

SOLEIL CAPITAL L.P.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
(unaudited)

STATEMENT OF FINANCIAL CONDITION

	December 31, 2012	December 31, 2011
Assets
Cash	$0	$0
Pre Paid Expenses	210	210

Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable - Partner	$22,115	$20,952
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,058	3,125

Total Liabilities	30,173	24,077

Partners’ Deficiency
Partners’ Capital (common units: 2,625,425 & 2,625,425 issued and outstanding as of December 31, 2012 & 2011 respectively)	88,968	88,968
Deficit Accumulated During the Development Stage	(118,931)	(112,835)

Total Partners’ Deficiency	(29,963)	(23,867)

Total Liabilities and Partners’ Deficiency	$210	$210

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
(unaudited)

STATEMENTS OF OPERATIONS

	Year Ended		From Inception (July 19, 2004) to
	2012	2011	December 31, 2012
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	6,096	5,396	122,217
Fund Expenses	-	-

Total Expenses	6,096	5,396	125,234

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-
Provision (Benefit) for Taxes	-	-

Net Loss	(6,096)	(5,396)	(118,931)

Net Loss Attributable to Soleil Capital L.P.	$(6,096)	$(5,396)	$(118,931)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
(unaudited)

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,		From Inceptinon (July 19, 2004) to
	2012	2011	December 31, 2012
Operating Activities
Net Loss	(6,096)	(5,396)	(118,931)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Net Realized (Gains) Losses on Investments
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital
Depreciation and Amortization of Intangibles			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	(210)	(210)	(210)
Accounts Payable, Accrued Expenses and Other Liabilities	4,723	(4,746)	8,058

Net Cash Used in Operating Activities	(1,583)	(10,352)	(108,583)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements			(2,500)

Net Cash Used in Investing Activities			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders
Contributions from Non-Controlling Interest Holders			88,968
Proceeds from Loans Payable	1,583	10,352	20,952
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	1,583	10,352	109,920
Net Increase (Decrease) in Cash	-
Cash - Beginning of Period	-
Cash - End of Period	-	-

The accompanying notes are an integral part of these financial statements.

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)

Statements of Changes in Partners' Capital

	Common Units	Partners’ Capital		Comprehensive Income (Loss)		Total Partners’ Capital (Deficiency)
Balance at Inception - July 19, 2004		$		$	)	$

Net Loss	—		-		(4,525)		(4,525)
Issuance of Common Units	2,040,000
Capital Contributions			4,750		—		4,750
Capital Distributions	—		-		—		-
Equity-Based Compensation	—		-		—		-

Balance at December 31, 2004	2,040,000		$4,750		$(4,525)		$225

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2004	2,040,000	$4,750	$(4,525)	$225

Net Loss	—	-	(2,448)	(2,488)
Capital Contributions	—	3,360	—	3,360
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2005	2,040,000	$8,110	$(6,973)	$1,137

Net Loss	—	-	(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900	—
Capital Distributions	—	-	—	17,900
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2006	2,219,000	$26,010	$(20,431)	$5,579

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2006	2,129,000	$26,010	$(20,431)	$5,579

Net Loss	—	-	(34,705)	(34,705)
Capital Contributions	—	4,728	—	4,728
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2007	2,129,000	$30,738	$(55,136)	$(24,398)

Net Loss	—	-	(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230	—	58,230
Capital Distributions	—	-	—
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2008	2,625,425	$88,968	$(95,180)	$(6,212)

Net Loss	—	-	(3,788)	(3,788)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Loss	—	-	(8,471)	(8,471)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Loss	—	-	(5,396)	(5,396)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Loss	—	-	(6,096)	(6,096)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at December 31, 2012	2,625,425	$88,968	$(118,931)	$(29,963)

The accompanying notes are an integral part of these financial statements.

Balance Sheet Of Soleil Capital L.P.'s General Partner Soleil Capital Management LLC.

Soleil Capital Management LLC
(General Partner of Soleil Capital L.P.)
As required by Rule 8-08 of Regulation S-X (part c)
(unaudited)

Statement of Financial Condition

	December 31, 2012		December 31, 2011
Assets
Cash	$		$
Accounts Receivable

Total Assets		$0		$0

Liabilities and Partners’ Capital
Loans Payable		$608		$608
Due to Affiliates
Accrued Compensation and Benefits
Accounts Payable, Accrued Expenses and Other Liabilities

Total Liabilities		608		608

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 100 issued and outstanding as of December 31, 2011; 2,625,425 issued and outstanding as of December 31, 2010)		1		1
Additional paid in capital		1,772		1,772
Accumulated Other Comprehensive Income (Deficiency)		(2,381)		(2,381)

Total Partners’ Capital (Deficiency)		(608)		(608)

Total Liabilities and Partners’ Capital (Deficiency)		$0		$0

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

To date we have not begun raising investment capital.

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through December 31, 2012, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

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

NOTE 3. GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $6,096 for the year ended December 31, 2012.The Company has negative working capital of $29,753 at December 31, 2012 and a partners' deficiency of $118,931 at December 31, 2012. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 26, 2013

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Adam Laufer	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	March 26, 2013
ADAM LAUFER

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer.
32.2	Section 1350 Certifications of Chief Financial Officer.