Form 10-Q
period 2013-03-31
Soleil Capital L.P.
filed 2013-05-13
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of May 8, 2013 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements:

Statement of Financial Condition as of March 31, 2013 and December 31, 2012

Statement of Operations for the Three Months Ended March 31, 2013 and 2012 and from Inception (July 19, 2004) to March 31, 2013

Statement of Changes in Partners’ Capital for the Three Months Ended March 31, 2013 and 2012 and from Inception (July 19, 2004) to March 31, 2013

Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and from Inception (July 19, 2004) to March 31, 2013

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
SIGNATURES

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition

	(Unaudited) March 31, 2013	(Unudited) December 31, 2012
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	210

Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable - Partner	$22,800	$22,115
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,322	8,058

Total Liabilities	31,122	30,173

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of March 31, 2013 and December 31, 2012, respectively)	88,968	88,968
Deficit Accumulated during development stage	(119,880)	(118,931)

Total Partners’ Deficiency	(30,912)	(29,963)

Total Liabilities and Partners’ Deficiency	$210	$210

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		From Inception (July 19, 2004) to
	2013	2012	March 31, 2013
Revenues
Management and Advisory Fees	$-	$-	$
Performance Fees and Allocations	-	-
Investment Income (Loss)	-	-
Interest Income and Other	-	-	6,303

Total Revenues	-	-	6,303

Expenses
Research and Development			3,017
Compensation and Benefits	-	-
Interest	-	-
General, Administrative and Other	949	2,950	123,166
Fund Expenses	-	-

Total Expenses	949	2,950	126,183

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-

Income (Loss) Before Provision (Benefit) for Taxes	(949)	(2,950)	(119,880)
Provision (Benefit) for Taxes	-	-

Net Loss	(949)	(2,950)	(119,880)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-

Net Loss Attributable to Soleil Capital L.P.	$(949)	$(2,950)	$(119,880)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.04)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2012	2,625,425	$88,968	$(118,931)	$(29,963)

Net Loss	—	-	(949)	(949)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2013	2,625,425	$88,968	$(119,880)	$(30,912)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Loss	—	-	(2,950)	(2,950)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2012	2,625,425	$88,968	$(115,785)	$(26,817)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2010	2,625,425	$88,968	$(107,439)	$(18,471)

Net Loss	—	-	(1,236)	(1,236)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2011	2,625,425	$88,968	$(108,675)	$(19,707)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital (Deficiency)
Balance at December 31, 2009	2,625,425	$88,968	$(98,968)	$(10,000)

Net Loss	—	-	(300)	(300)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at March 31, 2010	2,625,425	$88,968	$(99,268)	$(10,300)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital
(Unaudited)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows
(Unaudited)

	For the three Months Ended March 31,		From Inception (July 19, 2004) to
	2013	2012	March 31, 2013
Operating Activities
Net Loss	$(949)	$(2,950)	(119,880)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable to Soleil Capital	-	-
Equity-Based Compensation Expense	-	-
Depreciation and Amortization of Intangibles	-	-	2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses	-	-	(210)
Accounts Payable, Accrued Expenses and Other Liabilities	949	2,950	7,373

Net Cash Used in Operating Activities	-	(-)	(110,217)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-	(2,500)

Net Cash Used in Investing Activities	-	-	(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-		88,968
Proceeds from Loans Payable	685	731	21,637
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities		731	110,605
Net Increase (Decrease) in Cash and Cash Equivalents	-
Cash - Beginning of Period	-	-
Cash - End of Period	-	-

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
March 31, 2013

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through March 31, 2013, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

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

 NOTE - 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $949 for the three months ended March 31, 2013, and $6,096 for the year ended December 31, 2012.The Company has negative working capital of $30,702 at March 31, 2012 and $29,753 at December 31, 2012 and a partners’ deficiency of $119,880 at March 31, 2013 and $118,931 at December 31, 2021. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Our income for the three months ended March 31, 2013 & 2012 was $0, respectively.

General and administrative expenses for the three months ended March 31, 2013 were $949. This was a decrease of $2,001, or 67.8%, as compared to general and administrative expenses of $2,950 for the three months ended March 31, 2013. The decrease in our general and administrative expenses was due to lower costs in connection with our reporting obligations as a Delaware limited partnership and other costs associated with our reporting obligations as a public company.

We had net loss of $949 (or basic and diluted loss per share of $0.00036) for the three months ended March 31, 2013, as compared to net loss of $2,950 (or basic and diluted loss per share of $0.0011) for the three months March 31, 2013. Our net loss increased due to higher costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of March 31, 2013, we had total current assets of $0 consisting of cash.

As of March 31, 2013, we had total current liabilities of $31,122 consisting of a $22,800 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $8,322 in accounts payable.

We had negative working capital of $30,702 as of March 31, 2013.

We had an accumulated deficit of $119,880 and total stockholders' deficiency of $30,912 as of March 31, 2013.

Our net cash used in operating activities was $0 for the three months end March 31, 2013 which included a net loss of $949 and an increase in accounts payable to $949 as compared to net cash used in operating activities of $2,950 for the three months end March 31, 2012 which included a net loss of $2,950 and accounts payable of $2,950. Net cash used in operating activities was $110,217 since our inception on July 19, 2004 through March 31, 2013.

Cash flows from operations were not sufficient to fund our requirements during the three months ended March 31, 2013. To make up for some of this short fall, we accrued $949 in accounts payable.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of March 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of March 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first quarter of fiscal 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: May 13, 2013

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer