Form 10-Q
period 2013-06-30
Soleil Capital L.P.
filed 2013-07-31
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 333-137624

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of June 30, 2013 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements

Statement of Financial Condition as of June 30, 2013 and December 31, 2012

Statement of Operations for the Three and Six Months Ended June 30, 2013 and 2012 and from Inception (July 19, 2004) to June 30, 2013

Statement of Changes in Partners’ Capital for the Three and Six Months Ended June 30, 2013 and 2012 and from Inception (July 19, 2004) to June 30, 2013

Statements of Cash Flows for the Three and Six Months Ended June 30, 2013 and 2012 and from Inception (July 19, 2004) to June 30, 2013

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
SIGNATURES

Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which reflect our current views with respect to, among other things, our operations and financial performance. You can identify these forward-looking statements by the use of words such as "outlook," "believes," "expects," "potential," "continues," "may," "will," "should," "seeks," "approximately," "predicts," "intends," "plans," "estimates," "anticipates" or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under the section entitled "Risk Factors" in our annual report on Form 10-K and 10-K/A for the year ended December 31, 2012 and in this report, as such factors may be updated from time to time in our periodic filings with the SEC, which are accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our other periodic filings. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition (Unaudited)

	June 30, 2013 Unaudited	December 31, 2012 UnAudited
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	210

Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable	$23,272	$22,115
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,912	8,058

Total Liabilities	32,184	30,173

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of June 30, 2013; 2,625,425 issued and outstanding as of December 31, 2012)	88,968	88,968
Deficit Accumulated during the development stage	(120,942)	(118,931)

Total Partners’ Capital (Deficiency)	(31,974)	(29,963)

Total Liabilities and Partners’ Capital (Deficiency)	$210	$210

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (July 19, 2004) to
	2013	2012	2013	2012	June 30, 2013
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	1,062	1,088	2,011	4,038	124,228
Fund Expenses	-	-	-	-

Total Expenses	1,062	1,088	2,011	4,038	127,245

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	(1,062)	(1,088)	(2,011)	(4,038)	(120,942)
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(1,062)	(1,088)	(2,011)	(4,038)	(120,942)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(1,062)	$(1,088)	$(2,011)	$(4,038)	$(120,942)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2012	2,625,425	$88,968	$(118,931)	$(29,963)

Net Income (Loss)	—	-	(2.011)	(2,011)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2013	2,625,425	$88,968	$(120,942)	$(31,974)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Income (Loss)	—	-	(4,038)	(4,038)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at June 30, 2012	2,625,425	$88,968	$(116,873)	$(27,905)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended June 30,		For the Six Months Ended June 30,		From Inception (July 19, 2004) to
	2013	2012	2013	2012	June 30, 2013
Operating Activities
Net Loss	$(1,062)	$(1,088)	(2,011)	(4,038)	(120,942)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses					(210)
Accounts Payable, Accrued Expenses and Other Liabilities	590	1,088	1,539	4038	7,963

Net Cash Used in Operating Activities	(472)	-	(472)	-	(110,689)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	-			88,968
Proceeds from Loans Payable					22,109
Repayment of Loans Payable	472		472
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	472		472		111,077
Net Increase (Decrease) in Cash and Cash Equivalents	0	0	0	0	0
Cash and Cash Equivalents, Beginning of Period	-	-	-	-
Cash and Cash Equivalents, End of Period	0	0	0	0	0

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
June 30, 2013

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

Conversion

On June 1, 2009 at the Company's annual shareholder meeting, the board of directors submitted to the shareholders for their vote, authorization to re-domicile the company to Delaware; 2,357,632, which represents 89.9% of the total number of shares outstanding and authorized to vote, were cast in FAVOR of the merger. Subsequent to the vote, the company prepared and executed certificates of merger in both New York and Delaware. The merger was effected on June 17, 2009 saw Jobsinsite Corp., a New York Corporation (JOBI NY) merge into Jobsinsite Corp., a Delaware Corporation (JOBI Del,) the surviving entity, pursuant to shareholders' approval at the Annual Shareholders' Meeting held on June 1, 2009.

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through June 30, 2013, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

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

NOTE - 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,062 and $2,011for the three and six months ended June 30, 2013, and $6,096 for the year ended December 31, 2012. The Company has negative working capital of $31,974 at June 30, 2013 and $29,963 at December 31, 2012 and a partners' deficiency of $120,942 at June 30, 2013 and $118,931 at December 31, 2012. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditino and and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2013

Our income for the three months ended June30, 2013 & 2012 was $0, respectively.

General and administrative expenses for the three and six months ended June 30, 2013 were $1,062 and $2,011 respectively. This is a decrease of $26, or ___% and a decrease of $2,027, or _____% as compared to general and administrative expenses of $1,088 for the three months and $4,038 for the six months ended June 30, 2012. The decrease and respective increase in our general and administrative expenses was due to varying costs in connection with our reporting obligations as a public company.

We had net loss of $1,062 and $2,011 (or basic and diluted loss per share of $0.00 and $0.00) for the three months and six months ended June 30, 2013, as compared to net loss of $1,088 and $4,038 (or basic and diluted loss per share of $0.00 and $0.00) for the three and six months June 30, 2012. Our net loss decreased and increased due to varying costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of June 30, 2013, we had total current assets of $210 consisting of prepaid expenses.

As of June 30, 2013, we had total current liabilities of $32,184 consisting of a $23,272 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $8,912 in accounts payable.

We had negative working capital of $31,764 as of June 30, 2013.

We had an accumulated deficit of $120,942 and total stockholders' deficiency of $31,974 as of June 30, 2013.

Our net cash used in operating activities was $472 for the three months and $472 for the six months end June 30, 2013 which included a net loss of $1,062 and $2,011 respectively for the three and six months ended June 30, 2013 and a decrease in accounts payable to $590 for the three months ended June 30 and a decrease of accounts payable to $1,539 in accounts payable for the six months ended June 30, 2013 as compared to net cash used in operating activities of $0 and $0 for the three and six months end June 30, 2012 which included net loss of $1,088 and $4,038 respectively, and an increase in accounts payable of $1,088 and $4,038 for the three and six month periods ending June 30, 2012. Net cash used in operating activities was $110,689 since our inception on July 19, 2004 through June 30, 2013.

Cash flows from operations were not sufficient to fund our requirements during the three months ended June 30, 2013. To make up for some of this short fall, we accrued $590 in accounts payable and had $472 in net cash provided by financing activities for the three months ended June 30, 2013, which consisted solely of a loan provided by management.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the second quarter of fiscal 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: July 31, 2013

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer