Form 10-K/A
period 2012-12-31
Soleil Capital L.P.
filed 2013-11-04
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A Amendment No. 1
(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 000-54435

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

EXPLANATORY NOTE

Soleil Capital L.P. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the "SEC") on March 26, 2013 (the "Original Filing"), to include the following language that was unintentionally omitted from Section 9A. Controls and Procedures.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this assessment, management has determined that Company's internal control over financial reporting as of December 31, 2012 was effective.

Except for the foregoing, Amendment No. 1 neither alters the Original Filing nor updates the Original Filing to reflect events or developments since the date of filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Name	Title	Date

/s/ Adam Laufer ADAM LAUFER	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)	November 4, 2013