Form 10-Q
period 2013-09-30
Soleil Capital L.P.
filed 2013-11-06
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 000-54435

Soleil Capital L.P.

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of the Registrant’s voting common units representing limited partner interests outstanding as of September 30, 2013 was 2,625,425.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Unaudited Financial Statements:

Statement of Financial Condition as of September 30, 2013 and December 31, 2012

Statement of Operations for the Three and Nine Months Ended September 30, 2013 and 2012 and from Inception (July 19, 2004) to September 30, 2013

Statement of Changes in Partners’ Capital for the Three and Nine Months Ended September 30, 2013 and from Inception (July 19, 2004) to September 30, 2013

Statements of Cash Flows for the Three and Nine Months Ended September 30, 2013 & 2012 and From Inception (July 19, 2004) to September 30, 2013

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

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Financial Condition
(unaudited)

	September 30, 2013 (Unaudited)	December 31, 2012 (Unaudited)
Assets
Cash and Cash Equivalents	$0	$0
Prepaid expenses	210	210

Total Current Assets and Total Assets	$210	$210

Liabilities and Partners’ Deficiency
Loans Payable	$24,459	$22,115
Due to Affiliates	0	0
Accrued Compensation and Benefits	0	0
Accounts Payable, Accrued Expenses and Other Liabilities	8,912	8,058

Total Current Liabilities and Total Liabilities	33,371	30,173

Partners’ Capital (Deficiency)
Partners’ Capital (common units: 2,625,425 issued and outstanding as of September 30, 2013 and December 31, 2012 respectively)	88,968	88,968
Deficit Accumulated during the development stage	(122,129)	(118,931)

Total Partners’ Capital (Deficiency)	(33,161)	(29,963)

Total Liabilities and Partners’ Capital (Deficiency)	$210	$210

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2013	2012	2013	2012	September 30, 2013
Revenues
Management and Advisory Fees	$-	$-	$-	$-	$
Performance Fees and Allocations	-	-	-	-
Investment Income (Loss)	-	-	-	-
Interest Income and Other	-	-	-	-	6,303

Total Revenues	-	-	-	-	6,303

Expenses
Research and Development					3,017
Compensation and Benefits	-	-	-	-
Interest	-	-	-	-
General, Administrative and Other	1,187	1,373	3,198	5,411	125,415
Fund Expenses	-	-	-	-

Total Expenses	1,187	1,373	3,198	5,411	128,432

Other Income (Loss)
Net Gains (Losses) from Fund Investment Activities	-	-	-	-

Income (Loss) Before Provision (Benefit) for Taxes	-	-	-	-
Provision (Benefit) for Taxes	-	-	-	-

Net Income (Loss)	(1,187)	(1,373)	(3,198)	(5,411)	(122,129)
Net Income (Loss) Attributable to Non-Controlling Interests in Soleil Capital Holdings	-	-	-	-	-

Net Income (Loss) Attributable to Soleil Capital L.P.	$(1,187)	$(1,373)	$(3,198)	$(5,411)	$(122,129)

Net Loss Attributable to Soleil Capital L.P.
Per Common Unit — Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)	(0.05)

Weighted-Average Common Units Outstanding — Basic and Diluted	2,625,425	2,625,425	2,625,425	2,625,425	2,625,425

Revenues Earned from Affiliates
Management and Advisory Fees	$0	$0	$0	$0	$0

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2012	2,625,425	$88,968	$(118,931)	$(29,963)

Net Income (Loss)	—	-	(3,198)	(3,198)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2013	2,625,425	$88,968	$(122,129)	$(33,161)

SOLEIL CAPITAL L.P.

(A Development Stage Company)
Statement of Changes in Partners’ Capital (Unaudited)

	Common Units	Partners’ Capital	Comprehensive Income (Loss)	Total Partners’ Capital
Balance at December 31, 2011	2,625,425	$88,968	$(112,835)	$(23,867)

Net Income (Loss)	—	-	(5,411)	(5,411)
Capital Contributions	—	—	—	-
Capital Distributions	—	-	—	-
Equity-Based Compensation	—	-	—	-

Balance at September 30, 2012	2,625,425	$88,968	$(118,246)	$(29,278)

See notes to financial statements.

SOLEIL CAPITAL L.P.

(A Development Stage Company)

Statements of Cash Flows (Unaudited)

	For the three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception (July 19, 2004) to
	2013	2012	2013	2012	September 30, 2013
Operating Activities
Net Loss	$(1,187)	$(1,373)	(3,198)	(5,411)	(122,129)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Net Realized (Gains) Losses on Investments	-	-
Changes in Unrealized (Gains) Losses on Investments Allocable toSoleil Capital	-	-
Equity-Based Compensation Expense	-	-
Depreciation and Amortization of Intangibles	-	-			2,500
Cash Flows Due to Changes in Operating Assets and Liabilities:
Prepaid expenses		-		(210)	(210)
Accounts Payable, Accrued Expenses and Other Liabilities				4,038	7,963

Net Cash Used in Operating Activities	(1,187)	(1,373)	(3,198)	(1,583)	(111,876)

Investing Activities
Purchase of Furniture, Equipment and Leasehold Improvements	-	-			(2,500)

Net Cash Used in Investing Activities	-	-			(2,500)

Financing Activities
Distributions to Non-Controlling Interest Holders	-	-
Contributions from Non-Controlling Interest Holders	-	-			88,968
Proceeds from Loans Payable	1,187	1,373	3,198	1,583	23,296
Repayment of Loans Payable
Distributions to Unitholders
Net Cash Provided by (Used in) Financing Activities	1,187	1,373	3,198	1,583	112,264
Net Increase (Decrease) in Cash and Cash Equivalents	0	0	0	0	(2,112)
Cash and Cash Equivalents, Beginning of Period	-	-	-	-
Cash and Cash Equivalents, End of Period	0	0	0	0	0

See notes to financial statements.

SOLEIL CAPITAL L.P.
(formerly known as Jobsinsite, Inc.)
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
Septembber 30, 2013
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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through September 30, 2013, including the conversion relates to the Company's formation and development. The Company has selected December 31st as its fiscal year-end.

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

NOTE - 3- GOING CONCERN

The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Company posted net loss of $1,187 and $3,198 for the three and nine months ended September 30, 2013, and $122,129 from inception through September 30, 2103. The Company has negative working capital of $33,161 at September 30, 2013 and $29,963 at December 31, 2012 and a partners' deficiency of $122,129 at September 30, 2013 and $118,931 at December 31, 2012. These factors among others raise substantial doubt about the Company's ability to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Conditino and and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto.

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012.

Our income for the three months ended September 30, 2013 & 2012 was $0, respectively.

General and administrative expenses for the three and nine months ended September 30, 2013 were $1,187 and $3,198 respectively. This is an decrease of $186, or _______% and a decrease of $2,213, or _______% as compared to general and administrative expenses of $1,373 for the three months and $5,411 for the nine months ended September 30, 2012. The decrease and respective increase in our general and administrative expenses was due to varying costs in connection with our reporting obligations as a public company.

We had net loss of $1,187 and $3,198 (or basic and diluted loss per share of $0.00 and $0.00) for the three months and nine months ended September 30, 2013, as compared to net loss of $1,373 and $5,411 (or basic and diluted loss per share of $0.00 and $0.00) for the three and nine months September 30, 2012. Our net loss decreased and increased due to varying costs in connection with our disclosure requirements as a public company.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $210 consisting of prepaide expenses.

As of September 30, 2013, we had total current liabilities of $33,371 consisting of a $24,459 loan payable to our chief executive officer accrued in connection with our ongoing disclosure requirements and $8,912 in accounts payable.

We had negative working capital of $33,161 as of September 30, 2013.

We had an accumulated deficit of $122,129 and total stockholders' deficiency of $33,161 as of September 30, 2013.

Our net cash used in operating activities was $1,187 for the three months and $3,198 for the nine months end September 30, 2013 which included a net loss of $1,187 and $3,198 respectively for the three and nine months ended September 30, 2013 with no change in accounts payablefor the three and nine months ended September 30, 2013 as compared to net cash used in operating activities of $1,373 and $ (1,583) for the three and nine months end September 30, 2012 which included net loss of $1,373 and $5,411 respectively, and accounts payable of $0 and $4,038 for the three and nine month periods ending September 30, 2012. Net cash used in operating activities was $111,876 since our inception on July 19, 2004 through September 30, 2013.

Cash flows from operations were not sufficient to fund our requirements during the three months ended September30, 2012. To make up for some of this short fall, we had $1,187 in net cash provided by financing activities for the three months ended September 30, 2013, which consisted solely of a loan provided by management.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company's management, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was effective as of September 30, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the third quarter of fiscal 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 6, 2013

Soleil Capital L.P.

By:	Soleil Capital Management L.L.C.,
its general partner

/s/ ADAM LAUFER

Name:	Adam Laufer
Title:	Chief Executive Officer