Form 10-K
period 2013-12-31
Soleil Capital L.P.
filed 2014-05-07
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-54435

SOLEIL CAPITAL L.P.
(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Adeline Ave. San Jose, CA	95136
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: [______________]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common units representing limited partner interests
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of March 1, 2014 was approximately $310,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of March 12, 2014 was 13,127,125

Documents Included by reference: None

Soleil Capital L.P.

TABLE OF CONTENTS

PART I

Item 1. Business	5
Item 1A. Risk Factors	15
Item 2. Properties	29
Item 3. Legal Proceedings	29
Item 4. Mine Safety Disclosures	29

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations	30
Item 8. Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	32
Item 9A. Controls and Procedures	32
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance	34
Item 11. Executive Compensation	36
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence	38
Item 14. Principal Accountant Fees and Services	39

PART IV

Item 15. Exhibits and Financial Statement Schedules	39

SIGNATURES	50

US 20100242974A1

(19) **United States**

(12) **Patent Application Publication**

Pan

(10) **Pub. No.: US 2010/0242974 A1**

(43) **Pub. Date: Sep. 30, 2010**

(54) **ELECTRONIC CIGARETTE**

(76) Inventor: **Guocheng Pan**, Cupertino, CA (US)

Correspondence Address:
SQUIRE, SANDERS & DEMPSEY L.L.P.
1 MARITIME PLAZA, SUITE 300
SAN FRANCISCO, CA 94111 (US)

(21) Appl. No.: **12/437,511**

(22) Filed: **May 7, 2009**

(30) **Foreign Application Priority Data**

Mar. 24, 2009 (CN) 200910080147.5

Publication Classification

(51) **Int. Cl.**
A24F 47/00 (2006.01)

(52) **U.S. Cl.** **131/273**

(57) **ABSTRACT**

An electronic cigarette has two tubes that resemble a cigarette: an electronic inhaler and an electronic atomizer. The two tubes are connected through one or more electric connectors to form an electronic cigarette. Inside the inhaler is a rechargeable or non-rechargeable power source such as a battery, which supplies electric power to the electronic inhaler and atomizer and ensures that both work together like a cigarette. In addition to the power source, the inhaler also includes other major components: an electric airflow sensor to detect air movement generated by a user's inhaling or puffing act and a Single Chip Micyoco which controls the atomization process. The sensor's role is to collect an airflow signal that triggers the Single Chip Micyoco, which in turn instructs the electronic cigarette to supply electric power to the inhaler and atomizer connected through an electric connector. Inside the electronic atomizer are an electric connector, electric heating wire, liquid container, and atomizer cap with an air-puffing hole. The user inhales through the air-puffing hole at an end of the electronic cigarette to create an air inflow, which triggers the atomization process. The Single Chip Micyoco driven by a software program controls the electronic cigarette in an on/off manner according to the signal detected by the electric sensor on the airflow and completes a cycle of atomization, which converts a solution of a liquid form inside the liquid container to a gas form. This entire process achieves the emulated smoking process of a user, who is satisfied with scent taste that mimics cigarette smoking.

21
2nd Elec Connector
Electronic Atomizer
22
11
1st Elec Connector
4
On/Off Switch
5
Electric Source
Electric Circuit Board with CPU Microprocessor
Electric Sensor
6
12
LED Indicator
3

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "Soleil," "Soleil Capital," the company,” "we," "our" and or "us," refer to Soleil Capital L.P.

PART I

Item 1.

DESCRIPTION OF BUSINESS

Our Business

We are a development stage company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the ”Patents”) which are the basis for our efforts to:

•	Design, market and distribute a line of electronic cigarettes sold under the “RED” brand;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and,
•	Develop private label manufacturing programs.

Electronic Cigarettes and Personal Vaporizers

“Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

•	a mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

•	the heating element that vaporizes the liquid nicotine so that it can be inhaled; and

•	the electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

When a user draws air through the electronic cigarette, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece /cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine free solution, either of which may be flavored.

Personal vaporizers are similar in form and function to electronic cigarettes but typically have a larger form factor and are used to vaporize solutions that are not nicotine based and may include flavors and or flavor combinations.

Our Electronic Cigarettes, Personal Vaporizers:

Electronic Cigarettes

We are currently developing a line of electronic cigarettes to be sold under the brand name “RED.” We plan to develop a complete line of disposable and rechargeable electronic cigarettes and personal vaporizers. Our electronic cigarettes will be available in multiple sizes, puff counts, flavors and nicotine strengths.

Disposable electronic cigarettes feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine free solution is depleted.

Rechargeable electronic cigarettes feature a rechargeable battery and replaceable cartridge. The cartridges are changed when the solution is depleted from use.

Personal Vaporizers

Personal Vaporizers or vaporizers typically feature a tank and a chamber, a heating element and a battery. The vaporizer user fills the tank with a liquid solution or the chamber with wax, dry herb or leaf. The vaporizer battery can be recharged and the tank and chamber can be refilled.

Our Patents

We own a portfolio of U.S. and Chinese issued patents, which include:

•	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012,

•	Multifunctional Electronic Inhaler, Patent ZL2011-2-0096290.6 as issued by the Patent Office Of The People's Republic Of China on 11/23/2011,

•	Electronic Pipe, Patent ZL2008-2-0123801.7 as issued by the Patent Office Of The People's Republic Of China on September 2, 2009,

•	Atomizer for Electronic Cigarette, Patent ZL2008-2-0109333.8 as issued by the Patent Office Of The People's Republic Of China on May 20, 2009,

•	Electronic Cigarette, Patent ZL2009-2-0106627.x as issued by the Patent Office Of The People's Republic Of China on January 3, 2010,

•	Disposable Integrated E-Atomizing Inhaler, Patent ZL2008-2-0124683.1 as issued by the Patent Office Of The People's Republic Of China on January 13, 2010,

•	Electronic Atomizer, Patent ZL2008-3-0084421.2 as issued by the Patent Office Of The People's Republic Of China on May 27, 2009, and

•	Electronic Cigar, Patent ZL2008-3-0132968.5 as issued by the Patent Office Of The People's Republic Of China on October 10, 2009.

The Market for Electronic Cigarettes, US, China;

Electronic cigarettes are generally marketed as an alternative to traditional tobacco burning cigarettes. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their nicotine cravings without the byproducts of smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes are not subject to the use prohibitions of tobacco-burning cigarettes and therefore may be used in more places than conventional cigarettes, however, certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes, while others are considering banning the use of electronic cigarettes. We cannot provide any assurances that the use of electronic cigarettes will not be banned anywhere traditional tobacco burning cigarette use is banned.

United States

According to the U.S. Centers for Disease Control and Prevention, in 2010, an estimated 45.3 million people, or 19.3% of adults, in the United States smoke cigarettes. According to the Tobacco Vapor Electronic Cigarette Association, an industry trade group, more than 3.5 million people currently use electronic cigarettes in the United States. In 2011, about 21% of adults who smoke traditional tobacco cigarettes had used electronic cigarettes, up from about 10% in 2010, according to the U.S. Centers for Disease Control and Prevention. Annual sales of electronic cigarettes in 2013 were estimated at $2 billion in 2013 and are on track to quintuple to $10 billion in sales by 2017, according to a senior research analyst at Wells Fargo. While, annual sales of traditional tobacco cigarettes, according to the analyst were $100 billion in 2013. The analyst further believes that electronic cigarettes could become more popular than traditional cigarettes over the next decade.

China

The US National Institute of Health, about one-third of the world's tobacco is produced and consumed in China and in 2011 there were approximately 350 million smokers and 740 million passive smokers in China, respectively. We believe that the market for electronic cigarettes in China is much less mature than in the US market and offers tremendous potential.

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical or demographical.

Our sales and distribution channels are:

•	Direct Sales and Distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive Territory and Exclusive Channel Distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas station.)

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/E-commerce Sales, where we sell directly to end users through one of our internet websites and or landing pages.

Business Strategy

Soleil Capital is a technology holding company whose assets include issued U.S. and Chinese electronic cigarette and personal vaporizer patents and related components.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of electronic cigarettes sold under the “RED” brand;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and,
•	Develop private label manufacturing programs.

Our branded electronic cigarette: RED

We design, develop and market electronic cigarettes sold under the RED brand. Our electronic cigarettes are marketed as an alternative to tobacco burning cigarettes. We intend to launch the RED brand in limited U.S. markets in the second quarter of 2014 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our RED brand electronic cigarettes in China.

Patent Rights

We are evaluating our options and conducting investigations to determine if and which parties may be infringing our intellectual property, both in the United States of American and in the Peoples Republic of China. In the U.S., we are exploring legal options and strategies related to prosecuting infringers and pursuing available remedies.

License our Technology

In light of recent lawsuits filed against several electronic cigarette companies, we believe that an opportunity exists to license our patented technology to companies named in those lawsuits and others who may be seeking an alternative to the electronic cigarette technologies which are or may be subject to patent litigation.

Private label

As an extension of our plan to license our technology to other electronic cigarette companies, we plan to offer private label manufacturing programs for electronic cigarette companies that would rather purchase a finished manufactured product, rather than simply purchasing a license to manufacture their products using our technology. We believe that we have a greater understanding of the manufacturing process than a licenses would and that we can better oversee the manufacturing process of our patented technologies and offer a more reliable and higher quality product through our supply chain than can otherwise be achieved by third parties.

Corporate Information

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 Management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company's new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership.  In 2013, Management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents.

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

Competition

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales. As a general matter, we have access to and market and sell the similar electronic cigarettes as our competitors and since we sell our products at substantially similar prices as our competitors.

Part of our business strategy focuses on the establishment of contractual relationships with distributors. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company.

We also compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. “Big tobacco” has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

We may also face competition from other patent holders, including but not limited to, Imperial Tobacco Group Plc, Europe’s second-biggest tobacco company, who in September, 2013 acquired a portfolio of electronic cigarette patents from buy Dragonite International Ltd.’s (formerly Ruyan Group Holdings Limited) for $75 million, as we attempt to negotiate and contract with other electronic cigarette companies to license our intellectual property.

Manufacturing

We manufacture our products in China, to the utility and design specifications of our patents.

We currently utilize and plan to continue to utilize a factory owned by our chairman and the manager of our general partner. We believe that this arrangement allows us to respond more efficiently to our customers and cater to their needs with greater efficiency. Additionally we believe the common control of our company and our manufacturer allows us to realize price savings in our supply chain which results in lower prices and higher quality products for our customers.

There are no agreements, which require us to source our products from this factory, and we are free to explore other manufacturing relationships as we see fit. We contract with our manufacturer on a purchase order basis. We do not have any output or requirements contracts with our manufacturer. Our manufacturer provides us with finished products, which we hold in inventory for distribution, sale and use. Our manufacturer has and continues to provide us with credit facilities and terms, which are more favorable than we would likely otherwise receive from unrelated third parties.

Although we believe that several alternative sources for our products are available, any failure to obtain the components, chemical constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business, results of operations and financial condition.

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We own a portfolio of issued electronic cigarette and personal vaporizer related patents. Our Patents, listed below are issued by the United State Patent and Trademark Office and the Patent Office of the People’s Republic of China. Our Patents include:

•	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012,

•	Multifunctional Electronic Inhaler, Patent ZL2011-2-0096290.6 as issued by the Patent Office of The People's Republic of China on 11/23/2011,

•	Electronic Pipe, Patent ZL2008-2-0123801.7 as issued by the Patent Office of The People's Republic Of China on September 2, 2009,

•	Atomizer for Electronic Cigarette, Patent ZL2008-2-0109333.8 as issued by the Patent Office of The People's Republic of China on May 20, 2009,

•	Electronic Cigarette, Patent ZL2009-2-0106627.x as issued by the Patent Office of The People's Republic of China on January 3, 2010,

•	Disposable Integrated E-Atomizing Inhaler, Patent ZL2008-2-0124683.1 as issued by the Patent Office of The People's Republic of China on January 13, 2010,

•	Electronic Atomizer, Patent ZL2008-3-0084421.2 as issued by the Patent Office of The People's Republic of China on May 27, 2009, and

•	Electronic Cigar, Patent ZL2008-3-0132968.5 as issued by the Patent Office of The People's Republic of China on October 10, 2009.

Government Regulation

Pursuant to a December 2010, decision, by the U.S. Court of Appeals for the District of Columbia Circuit, in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

On April 24, 2014 the Food and Drug Administration released a proposed set of deeming regulations on electronic cigarettes and other nicotine and tobacco based products. The proposed regulations include the following requirements:

•	Manufacturers would need to register each of their manufacturing facilities with the FDA, submit a product list including a list of ingredients, and report any harmful and potentially harmful constituents.

•	Retailers would not be allowed to provide free samples of electronic cigarettes to adults.

•	The minimum age to purchase electronic cigarettes in addition to other deemed tobacco products would be 18 years old and retailers will be required to verify through photographic identification the legal minimum age of a customer who is younger than 27 years old.

•	For newer tobacco products that were not on the market as of February 15, 2007, manufacturers of these products would need to submit what is called a premarket tobacco application (PMTA) to the FDA within 24 months following the effective date of the final deeming regulations. If a PMTA application is filed with the FDA during this 24 month period, then the manufacturer can continue to market its products unless and until the FDA responds to the application.

•	The FDA would require under a new health warning on the packaging and advertisements for electronic cigarettes which would read: “WARNING: This product contains nicotine derived from tobacco. Nicotine is an addictive chemical.”

•	The proposed deeming regulation does not ban flavors for electronic cigarettes.

•	In the proposed deeming regulations, the FDA acknowledges that the agency does not have sufficient scientific data about e-cigarettes to determine what effect they have on the public health. The FDA will continue to analyze the potential benefits and harms of e-cigarettes and is seeking additional scientific data to determine how e-cigarettes should be regulated given the fact that the products may be lower risk than combustible tobacco products. The FDA may consider additional regulations on e-cigarettes in the future.

•	The deeming regulations do not include a ban on the Internet sale of e-cigarettes. In addition, the regulations do not restrict or prohibit television advertising of e-cigarettes.

E-cigarette manufacturers are required to complete and file a premarket tobacco application to continue to sell their products. This application procedure is a complicated, expensive and time consuming process. The FDA estimates that it will take a manufacturer approximately 5,000 hours to complete one premarket tobacco application for a tobacco product (electronic cigarette), which would includes conducting scientific studies on the new product and submitting all of the relevant paperwork.

The FDA is accepting comments on the deeming regulations for a period of 75 days, which ends on July 9, 2014. These comments will be important since industry recommendations and data provided to the FDA would all be taken into consideration by the agency in establishing the final rules and regulations for electronic cigarette products.

From a timing perspective, the process to finalize the deeming regulations may take many months and as long as two years.

We cannot predict the impact the regulations may have on our company specifically or the electronic cigarette industry generally, and the effect on our business, results of operations and financial condition the regulation will have

In this regard, total compliance and related costs are not possible to predict and depend substantially on the future requirements imposed by the FDA under the Tobacco Control Act. Costs, however, could be substantial and could have a material adverse effect on our business, results of operations and financial condition. In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, financial condition and results of operations and ability to market and sell our products. At present, we are not able to predict whether the Tobacco Control Act will impact us to a greater degree than competitors in the industry, thus affecting our competitive position.

State and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom and by whom tobacco products can be sold and where tobacco products may or may not be smoked. Certain states and cities have enacted laws which preclude the use of electronic cigarettes where traditional tobacco burning cigarettes cannot be used and others have proposed legislation that would categorize electronic cigarettes as tobacco products, equivalent to their tobacco burning counterparts. If the use of electronic cigarettes is banned anywhere the use of traditional tobacco burning cigarettes is banned, electronic cigarettes may lose their appeal as an alternative to cigarettes; which may have the effect of reducing the demand for our products and as a result have a material adverse effect on our business, results of operations and financial condition.

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the U.S. Postal Service to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

The Tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Employees

As of December 31, 2013 Our CEO Jon Pan was our sole employee, Mr. Pan is not represented by a collective bargaining agreement and we believe that our relationship with our sole employee is good.

Item 1A.	Risk Factors

Various portions of this report contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence. For purposes of these risk factors, the term “electronic cigarettes” is deemed to include “vaporizers.”

Risks Related to Our Business

We have incurred losses in the past and cannot assure you that we will be successful and or achieve profitable operations.

As of December 31, 2013, we had an accumulated deficit of $(124,845) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

Our business is difficult to evaluate because we are a new enterprise with relatively no operating history.

We have no relevant operating history in the electronic cigarette industry upon which an investor can make an evaluation of the likelihood of our success. Owners of our securities must consider the uncertainties, expenses and difficulties frequently encountered by companies such as ours that are in the early stages of development. Our operations may never generate significant revenues and we may never achieve profitable operations or positive investment returns. An investor should consider the likelihood of our future success to be highly speculative in light of our limited operating history, as well as the problems, limited resources, expenses, risks and complications frequently encountered by similarly situated companies in the early stages of development.

Our Management Team Lacks Experience In Managing A Public Company and the Obligations Incident to Being a Public Company Will Place Significant Demands on Our Management.

Our officers lack experience in running a public company. Our success is substantially dependent on the performance of our executive officers. In particular, our success depends substantially on the continued efforts of our executive officers and our Board of Directors.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404(a), investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Further, commencing with the 2010 fiscal year, our auditors will be required, under Section 404(b) of Sarbanes-Oxley, to report on the effectiveness of our internal control over financial reporting.

Currently, we do not have key person life insurance on Mr. Pan our sole executive officer and board member and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of Mr. Pan or any of our key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.

We Cannot Predict Our Future Capital Needs And We May Not Be Able To Secure Additional Financing.

We do not have any cash on hand and are currently not generating any revenue from operations. We expect to raise capital required to operate our business through public or private equity offerings, debt financings and or corporate collaborations.

There can be no assurance that any such funding will be available to us at terms acceptable to the Company. Further, we currently have no credit facility or similar financing currently available and any debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of our existing stockholders will be reduced and our stockholders will experience additional dilution in net tangible book value per common unit. If adequate funds are not available on acceptable terms, we may be unable to successfully market our products, take advantage of future opportunities, repay debt obligations as they become due or respond to competitive pressures, any and all of which would have an adverse effect on our business.

Our operating history, makes it difficult to accurately predict our future success.

We acquired our portfolio of electronic cigarette patents on December 27, 2013. Prior to that we operated as a venture capital firm and prior to that we operated in the job search space. Because we have a very limited operating history in the electronic cigarette industry, it is difficult to accurately predict our future sales and appropriately budget our expenses. Additionally, our operations will be subject to risks inherent in the establishment of a developing new business, including, among other things, efficiently deploying our capital, developing our products, developing and implementing our marketing campaigns and strategies and developing brand awareness and acceptance of our products. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. If we do not generate sales as anticipated, we could incur significant losses and may not be able to cover our operating expenses in a timely manner if at all.

A recent United States Federal Court decision permits the United States Food and Drug Administration to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and the United States Food and Drug Administration has indicated that it intends to do so.

Based on the December 2010 U.S. Court of Appeals for the D.C. Circuit’s decision in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

Because we do not market our electronic cigarettes for therapeutic purposes, our electronic cigarettes are subject to being classified as “tobacco products” under the Tobacco Control Act. The Tobacco Control Act grants the FDA broad authority over the manufacture, sale, marketing and packaging of tobacco products, although the FDA is prohibited from issuing regulations banning all cigarettes or all smokeless tobacco products, or requiring the reduction of nicotine yields of a tobacco product to zero. Among other measures, the Tobacco Control Act (under various deadlines):

•	increases the number of health warnings required on cigarette and smokeless tobacco products, increases the size of warnings on packaging and in advertising, requires the FDA to develop graphic warnings for cigarette packages, and grants the FDA authority to require new warnings;

•	requires practically all tobacco product advertising to eliminate color and imagery and instead consist solely of black text on white background;

•	imposes new restrictions on the sale and distribution of tobacco products, including significant new restrictions on tobacco product advertising and promotion as well as the use of brand and trade names;

•	bans the use of “light,” “mild,” “low” or similar descriptors on tobacco products;

•	gives the FDA the authority to impose tobacco product standards that are appropriate for the protection of the public health (by, for example, requiring reduction or elimination of the use of particular constituents or components, requiring product testing, or addressing other aspects of tobacco product construction, constituents, properties or labeling);

•	requires manufacturers to obtain FDA review and authorization for the marketing of certain new or modified tobacco products;

•	requires pre-market approval by the FDA for tobacco products represented (through labels, labeling, advertising, or other means) as presenting a lower risk of harm or tobacco-related disease;

•	requires manufacturers to report ingredients and harmful constituents and requires the FDA to disclose certain constituent information to the public;

•	mandates that manufacturers test and report on ingredients and constituents identified by the FDA as requiring such testing to protect the public health, and allows the FDA to require the disclosure of testing results to the public;

•	requires manufacturers to submit to the FDA certain information regarding the health, toxicological, behavioral or physiologic effects of tobacco products;

•	prohibits use of tobacco containing a pesticide chemical residue at a level greater than allowed under federal law;

•	requires the FDA to establish “good manufacturing practices” to be followed at tobacco manufacturing facilities;

•	requires tobacco product manufacturers (and certain other entities) to register with the FDA; and

•	grants the FDA the regulatory authority to impose broad additional restrictions.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

As indicated above, the Tobacco Control Act imposes significant new restrictions on the advertising and promotion of tobacco products. For example, the law requires the FDA to finalize certain portions of regulations previously adopted by the FDA in 1996 (which were struck down by the Supreme Court in 2000 as beyond the FDA’s authority). As written, these regulations would significantly limit the ability of manufacturers, distributors and retailers to advertise and promote tobacco products, by, for example, restricting the use of color, graphics and sound effects in advertising, limiting the use of outdoor advertising, restricting the sale and distribution of non-tobacco items and services, gifts, and sponsorship of events and imposing restrictions on the use for cigarette or smokeless tobacco products of trade or brand names that are used for non-tobacco products. The law also requires the FDA to issue future regulations regarding the promotion and marketing of tobacco products sold or distributed over the internet, by mail order or through other non-face-to-face transactions in order to prevent the sale of tobacco products to minors.

It is likely that the Tobacco Control Act could result in a decrease in tobacco product sales in the United States, including sales of our electronic cigarettes.

On April 24, 2014 the Food and Drug Administration released a proposed set of deeming regulations on electronic cigarettes and other nicotine and tobacco based products.

For a description of risks related to other government regulations, please see “Risks Related to Government Regulation” in this Section.

The recent development of electronic cigarettes has not allowed the medical profession to study the long-term health effects of electronic cigarette use.

Because electronic cigarettes were recently developed, the medical profession has not had a sufficient period of time to study the long-term health effects of electronic cigarette use. Currently, therefore, there is no way of knowing whether or not electronic cigarettes are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette usage poses long-term health risks, electronic cigarette usage could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should federal, state and local governments and or other taxing authorities impose excise taxes similar to those levied against conventional cigarettes and tobacco products on our products, it may have a material adverse effect on the demand for our products, as consumers may be unwilling to pay the increased costs for our products.

We may be unable to establish the systems and processes needed to track and submit the excise and sales taxes we collect through Internet sales, which would limit our ability to market our products through our websites which would have a material adverse effect on our business, results of operations and financial condition. States such as New York, Hawaii, Rhode Island and North Carolina have begun collecting sales taxes on Internet sales where companies have used independent contractors in those states to solicit sales from residents of that state. The requirement to collect, track and remit sales taxes based on independent affiliate sales may require us to increase our prices, which may affect demand for our products or conversely reduce our net profit margin, either of which would have a material adverse effect on our business, results of operations and financial condition.

The market for electronic cigarettes is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes, having recently been introduced to market, are at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

Competition in the electronic cigarette industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, cigarette excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American Inc. We compete against “big tobacco” who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Furthermore, we believe that “big tobacco” will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, “big tobacco” is better positioned than small competitors like us to capture a larger share of the electronic cigarette market. We also compete against numerous other smaller manufacturers or importers of cigarettes. There can be no assurance that we will be able to compete successfully against any of our competitors, some of whom have far greater resources, capital, experience, market penetration, sales and distribution channels than us. If our major competitors were, for example, to significantly increase the level of price discounts offered to consumers, we could respond by offering price discounts, which could have a materially adverse effect on our business, results of operations and financial condition.

Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. Recently, a national drug store chain announced that it would cease selling tobacco products by October 1, 2014. If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Our Patents and our ability to enforce them.

We have a portfolio of issued US and Chinese Patents, however we can not provide any assurances that our patents will not be challenged and if challenged, will be upheld and deemed valid. Furthermore our efforts to enforce our patent may be costly and there can be no assurances that should we seek to prosecute and enforce our patents, that we will be victorious and even if we are victorious, we can not provide assurances that our efforts would result in damages, licensing fees or removing the infringing products from the market. Moreover, if we are not able to retain counsel on a contingency basis, we may be unable to pursue prosecution of the infringers of our Patents.

We may not be able to adequately protect our intellectual property rights in China or elsewhere, which could harm our business and competitive position.

We believe that patents, trademarks, trade secrets and other intellectual property we use and are developing are important to sustaining and growing our business. We utilize third party manufacturers to manufacture our products in China, where the validity, enforceability and scope of protection available under intellectual property laws are uncertain and still evolving. Implementation and enforcement of Chinese intellectual property-related laws have historically been deficient, ineffective and hampered by corruption and local protectionism. Accordingly, we may not be able to adequately protect our intellectual property in China, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, policing unauthorized use of our intellectual property in China and elsewhere is difficult and expensive, and we may need to resort to litigation to enforce or defend our intellectual property or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

Electronic cigarettes face intense media attention and public pressure.

Electronic cigarettes are new to the marketplace and since their introduction certain members of the media, politicians, government regulators and advocate groups, including independent medical physicians have called for an outright ban of all electronic cigarettes, pending regulatory review and a demonstration of safety. A partial or outright ban would have a material adverse effect on our business, results of operations and financial condition.

We rely on our CEO and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

The loss of any of our CEO could adversely affect our business. As a member of the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.

We may experience product liability claims in our business, which could adversely affect our business.

The tobacco industry in general has historically been subject to frequent product liability claims. As a result, we may experience product liability claims from the marketing and sale of electronic cigarettes. Any product liability claim brought against us, with or without merit, could result in:

•	liabilities that substantially exceed our product liability insurance, which we would then be required to pay from other sources, if available;

•	an increase of our product liability insurance rates or the inability to maintain insurance coverage in the future on acceptable terms, or at all;

•	damage to our reputation and the reputation of our products, resulting in lower sales;

•	regulatory investigations that could require costly recalls or product modifications;

•	litigation costs; and

•	the diversion of management’s attention from managing our business.

Any one or more of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause illness or injury, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures that could exceed our product recall insurance coverage limits and harm to our reputation, which could have a material adverse effect on our business, results of operations and financial condition. In addition, a product recall may require significant management time and attention and may adversely impact on the value of our brands. Product recalls may lead to greater scrutiny by federal or state regulatory agencies and increased litigation, which could have a material adverse effect on our business, results of operations and financial condition.

Product exchanges, returns and warranty claims may adversely affect our business.

If we are unable to maintain an acceptable degree of quality control of our products we will incur costs associated with the exchange and return of our products as well as servicing our customers for warranty claims. Any of the foregoing on a significant scale may have a material adverse effect on our business, results of operations and financial condition.

Adverse economic conditions may adversely affect the demand for our products.

Electronic cigarettes are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

We rely, significantly, on the efforts of third party agents to generate sales of our products.

We rely, significantly, on the efforts of independent distributors to purchase and distribute our products to wholesalers and retailers. No single distributor currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, financial condition and results of operations.

We rely, in part, on the efforts of independent salespersons who sell our products to distributors and major retailers and Internet sales affiliates to generate sales of products. No single independent salesperson or Internet affiliate currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of independent sales persons or Internet sales affiliates or our ability to timely replace any one of them could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to establish sustainable relationships with large retailers or national chains.

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently do not have any established relationships with large retailers and or national chains and we can not provide any assurances that we will be successful in our efforts to establish such relationships and or if we would be able to pay the costs associated with establishing such national accounts. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

We may not be able to adapt to trends in our industry.

We may not be able to adapt as the electronic cigarette industry and customer demand evolves, whether attributable to regulatory constraints or requirements, a lack of financial resources or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry. Any of the failures to adapt for the reasons cited herein or otherwise could make our products obsolete and would have a material adverse effect on our business, financial condition and results of operations.

We depend on third party manufacturers for our products.

We depend on third party manufacturers for our electronic cigarettes, vaporizers and accessories. Our customers associate certain characteristics of our products including the weight, feel, draw, unique flavor, packaging and other attributes of our products to the brands we market, distribute and sell. Any interruption in supply and/or consistency of our products may adversely impact our ability to deliver our products to our wholesalers, distributors and customers and otherwise harm our relationships and reputation with customers, and have a materially adverse effect on our business, results of operations and financial condition.

Although we believe that several alternative sources for the components, chemical constituents and manufacturing services necessary for the production of our products are available, any failure to obtain any of the foregoing would have a material adverse effect on our business, results of operations and financial condition.

We rely on Chinese manufacturers to produce our products.

Our manufacturers are based in China. Certain Chinese factories and the products they export have recently been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

We may be unable to promote and maintain our brands.

We believe that establishing and maintaining our brand is a critical aspect of attracting and expanding a large customer base. Promotion and enhancement of our brands will depend largely on our success in continuing to provide high quality products. If our customers and end users do not perceive our products to be of high quality, or if we introduce new products or enter into new business ventures that are not favorably received by our customers and end users, we will risk diluting our brand identities and decreasing their attractiveness to existing and potential customers.

Moreover, in order to attract and retain customers and to promote and maintain our brand equity in response to competitive pressures, we may have to increase substantially our financial commitment to creating and maintaining a distinct brand loyalty among our customers. If we incur significant expenses in an attempt to promote and maintain our brands, our business, results of operations and financial condition could be adversely affected.

We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

We are currently developing, and in the future will continue to develop, new products and brands, the risks of which will be difficult to ascertain until these products and/or brands are commercially available. For example, we are developing new formulations, packaging and distribution channels. Any negative events or results that may arise as we develop new products or brands may adversely affect our business, financial condition and results of operations.

If we are unable to manage our anticipated future growth, our business and results of operations could suffer materially.

Our operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, we believe we must effectively, among other things:

•	hire, train, and manage additional employees;

•	expand our marketing and distribution capabilities;

•	increase our product development activities;

•	add additional qualified finance and accounting personnel; and

•	implement and improve our administrative, financial and operational systems, procedures and controls.

If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities or develop new products, and we may fail to satisfy product requirements, maintain product quality, execute our business plan or respond to competitive pressures, any of which could have a material adverse effect on our business, results of operations and financial condition.

We may face competition from foreign importers who do not comply with government regulation.

We may face competition from foreign sellers of electronic cigarettes that may illegally ship their products into the United States for direct delivery to customers. These market participants will not have the added cost and expense of complying with U.S. regulations and taxes and as a result will be able to offer their product at a more competitive price than us and potentially capture market share. Moreover, should we be unable to sell certain of our products during any regulatory approval process we have no assurances that we will be able to recapture those customers that we lost to our foreign domiciled competitors during any “blackout” periods, during which we are not permitted to sell our products. This competitive disadvantage may have a material adverse effect on our business, results of operations and our financial condition.

Our results of operations could be adversely affected by currency exchange rates and currency devaluations.

Our functional currency is the U.S. dollar; substantially all of our purchases and sales are currently generated in U.S. dollars. However, our manufacturers and suppliers are located in China. Fluctuations in exchange rates between our respective currencies could result in higher production and supply costs to us which would have a material adverse effect on our results of operations if we are not willing or able to pass those costs on to our customers.

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

We depend on Our General partner and its owner/manger Messrs. Jon Pan and Greg Pan.

Our performance is directly correlated to the performance of our general partner. Due in part to our size, the loss of the services of Messrs. Pan would have a material adverse effect on us, including on a short term basis, and until a replacement could be found, the continuity of our operations.

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

Our general partner, Soleil Capital Management L.L.C., which is owned by our current executive officer and Chairman, Jon and Greg Pan respectively, who collectively will manage all of our operations and activities. The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner's board of directors will be elected in accordance with its limited liability company agreement, where Messrs. Pan (or, following their withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our general partner. Following the withdrawal, death or disability of our founder (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner who hold a majority in interest in our general partner. Our common unit-holders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.

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

There is no public market for our securities and we cannot assure you that a market will develop or that any holders of our securities will be able to liquidate his investment without considerable delay, if at all. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our securities is likely to be highly volatile. The market price of our securities may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•	variations in our quarterly operating results;

•	changes in securities analysts estimates of our financial performance;

•	changes in general economic conditions and in the electronic cigarette industry;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of relevant news items and or business developments; and,

•	the loss of key management.

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

Our securities fall under penny stock rules. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our units that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common units.

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

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, we could become subject to sanctions or investigations by regulatory authorities and/or stockholder litigation, which could harm our business and have an adverse effect on our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. During the fourth quarter of 2011, we remediated our previously disclosed material weaknesses in our internal control over financial reporting and disclosure controls as of March 31, 2011 and that persisted during 2011 until remediation. If we determine that we have other material weaknesses, it may be necessary to make further restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Future sales of our common units may depress our stock price.

As of March 13, 2014, we had 13,127,125 shares of our common units representing limited partnership interests outstanding, and warrants that are exercisable into 4,000,000 shares of our common units representing limited partnership interests. Approximately 9,466,000 of the 2,625,425 outstanding common units are eligible for resale without restriction in the public market. If any significant number of the 2,525,425 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Item 2. Properties

The Company neither rents nor owns any properties. The Company uses the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal proceedings

There are no current, pending or threatened legal proceedings against the company.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Equity and Related Unitholder Matters

Our membership units are currently listed on the Over the Counter Bulletin Board under the ticker symbol "JOBI," however there is no established public market for our securities and such a market may not develop or be sustained. The Company's common equity is quoted at a bid price of $3.00 and an ask price of $8.50.

Holders

As of May 1, 2014, there were 10 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Forward-Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report and in our subsequent filings with the SEC. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our stockholders.

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

Overview

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 Management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company's new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership.  In 2013, Management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents.

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

Business Strategy

Soleil Capital is a technology holding company whose assets include issued U.S. and Chinese electronic cigarette and personal vaporizer patents and related components.

Our portfolio of electronic cigarette and personal vaporizer patents (the ”Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of electronic cigarettes sold under the “RED” brand;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and,
•	Develop private label manufacturing programs.

The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical or demographical.

Our sales and distribution channels are:

•	Direct Sales and Distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive Territory and Exclusive Channel Distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas station.)

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/E-commerce Sales, where we sell directly to end users through one of our internet websites and or landing pages.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Our income for the twelve months ended December 31, 2013 & 2012 was $0, respectively.

General and administrative expenses for the twelve months ended December 31, 2013 and 2012 were $0. This was a result of previous activity of the company prior to December 27, 2013 was discontinued operations.

We had net loss of $5,894 (or basic and diluted loss per share of $0.00 for the twelve months ended December 31, 2013, as compared to net loss of $6,096 (or basic and diluted loss per share of $0.00 for the twelve months December 31, 2012. Our net loss decreased due to lower costs in connection with our disclosure requirements as a public company and expense related to the valuation of the warrants issued at year end.

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $0.

As of December 31, 2013, we had total current liabilities of $1,750 consisting of accounts payable .

We had negative working capital of $1,750 as of December 31, 2013.

We had a deficit accumulated during the development stage of $124,615 as of December 31, 2013.

Our net cash used in operating activities was $11,992 for the twelve months end December 31, 2013 which included a net loss of $5,894 and a decrease in accounts payable to $6,308 as compared to net cash used in operating activities of $1,583 for the twelve month period ending December 31, 2012 which included a net loss of $6,096, and an increase in accounts payable of $4,743 for the twelve month ended December 31, 2012. Net cash used in operating activities was $123,075 since our inception on July 19, 2004 through December 31, 2013.

Cash flows from operations were not sufficient to fund our requirements during the twelve months ended December 31, 2013. To make up for some of this short fall, we had $11,992 in net cash provided by financing activities for the twelve months ended December 31, 2013, which consisted solely of a loan provided by management.

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

Inherent Limitations Over Internal Controls

The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company's internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;
2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and;
3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act. Management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based and has concluded that its internal control over financial reporting was not effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The reason for ineffective controls was a lack of segregation of duties.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the fourth quarter of fiscal 2013, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Age	Position with the Company	Since
Jon Pan	25	Chief Executive Officer	December 26, 2013
Greg Pan	56	Chairman of the Board of Directors	December 26, 2013

Mr. Jonathan Pan.

Mr. Jonathan Pan, 25, was appointed Chief Executive Officer and President of the Company and managing director of its general partner on December 26, 2013. Mr. Pan, recently served as Vice President for Beijing GreenWorld Technologies, Ltd. ("BGT"), a firm specializing in the technological development and manufacturing of electronic cigarettes. Mr. Pan's responsibilities at BGT included, managerial operations, business development, client management and contract negotiations. Mr. Pan was central in the development of several electronic cigarette brands, XhaleO2, Cigar-Lite, Red-eCig and GreenCig. Mr. Pan graduated from UC Davis in 2008 and is a Citizen of the United States

Mr. Guocheng "Greg" Pan.

Mr. Greg Pan PhD, 56, was appointed non-executive Chairman of the registrant and its general partner on December 26, 2013. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan, graduated from Peking University in 1982, obtained a master degree in 1985, and a PhD from The University of Arizona in 1989. Mr. Pan is citizen of the United States.

Adam J Laufer Esq. is the Former Chairman and Chief Executive Officer of Soleil Capital L.P. and the Chairman of the board of directors of our general partner, and the sole member of the board of directors of Jobsinsite, Inc. Mr. Laufer acquired control of Jobsinsite, in January 2009 and has been involved in all phases of the firm's conversion to Soleil Capital L.P. Mr. Laufer is a member in good standing of the Florida Bar. Mr. Laufer is a practicing attorney specializing in corporate securities law, Blue Sky Law and mergers & acquisitions. Mr. Laufer's practice included preparing private placement memorandums for his clients and assisting his clients in presenting their businesses to venture capital and private equity sources. Mr. Laufer has represented clients in their Securities & Exchange Commission filings, including but not limited to periodic reports and initial public offering filings. Mr. Laufer has significant experience in working with, start-up, development stage and micro cap businesses in developing their business plan, identifying funding and growth opportunities, and in implementing liquidity strategies. Mr. Laufer's has successfully assisted his clients, in bringing to market their businesses with values in excess of $150 million in market capitalization. Mr. Laufer received a Bachelor of Arts degree in political science from Florida International University and received his Juris Doctorate from the University of Miami School of Law in 1999.

Family Relationships

Greg Pan, our Chairman and sole member of the Board of Directors is the father of Jon Pan, our CEO and sole executive officers.

Partnership Management and Governance

Our general partner, Soleil Capital Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Soleil Capital Management L.L.C. is wholly-owned and controlled by our Chairman, Mr. Greg Pan. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner's board of directors is elected in accordance with its limited liability company agreement, where our Chairman, and CEO Messrs. Greg and Jon Pan will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as Messrs. Pan should cease to be a founder, such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Soleil Capital Management L.L.C as the "board of directors of our general partner." The board of directors of our general partner has a total of two members; Mr. Greg and Jon Pan, respectively.

We do not currently maintain an audit committee, conflicts committee or an executive committee.

Board Composition

Our general partner seeks to ensure that the board of directors of our general partner will be composed of members whose particular experience, qualifications, attributes and skills, when taken together, will allow the board to satisfy its oversight responsibilities effectively. In identifying candidates for membership on the board of directors the board will take into account (a) minimum individual qualifications, such as strength of character, mature judgment, industry knowledge or experience and an ability to work collegially with the other members of the board of directors, and (b) all other factors he considers appropriate.

After conducting an initial evaluation of a candidate, the board will interview that candidate if he believes the candidate might be suitable to be a director. If, following such interview and any consultations with senior management, Messrs. Pan believes a candidate would be a valuable addition to the board of directors, they would appoint that individual to the board of directors of our general partner.

Director Compensation

We do not currently have any non-employee directors and no additional compensation is currently paid to in connection with his directorship over and above his employee based compensation.

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

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name & Principal Position (1)(2)	Year	Salary $	Bonus $	Unit Awards $	Option Awards $	Nonequity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Adam Laufer PEO, PAO and Director	2013	—	—	—		—	—	—	—
	2012
Jonathan Pan CEO and President	2013	—	—	—		—	—	—	—

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 12, 2014.

Name and address of beneficial owner	Common units Beneficially Owned(1)(4)		Percentage of Beneficial Ownership(1)
5% Unitholders
Adam Laufer, 725 W. 50th Street, Miami Beach, FL 33140	2,733,908	(4)	18.1%

Directors and Named Executive Officers
Guocheng Pan, 787 Adeline Ave., San Jose, CA 95135	10,501,360		69.4%
Jonathan Pan, 787 Adeline Ave., San Jose, CA 95135	2,100,340		16.0%

All Current Officers and Directors As a Group (1 person)			85.4%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.
(2)	On March 17, 2014 there were 13,127,125 shares of our common units outstanding.
(3)

In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 17,127,125 shares of common units outstanding (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes common units which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)	Includes beneficial shares owed plus 2,000,000 warrant acquired as part of the asset purchase agreement dated December 27, 2013. Warrants are exercisable at $.15 per share

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

Director Independence

The company is currently traded on the over the Counter Bulletin Board (OTCBB). The OTCBB does not have any director independence requirements. Mr. Pan is presently our sole executive officer and his father Greg Pan, is our sole director and as such we do not have an independent board of directors.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2013 and 2012.

Year Ended December 31, 2013
Audit Fees		$7,000	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

Year Ended December 31, 2012
Audit Fees	$	(a)
Audit-Related Fees	$
Tax Fees	$	(b)
Other	$

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

Soleil Capital L.P. Balance Sheets as of December 31, 2013 and December 31, 2012
Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2013 & 2012
Soleil Capital L.P. Statements of Changes in Partners' Capital from inception (July 19, 2004) through December 31, 2013.
Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2013 & 2012.

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

(b)	Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the exhibit index that follows the signature page of this report.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598
Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
unit holders of Soleil Capital L.P.

We have audited the accompanying balance sheets of Soleil Capital L.P. as of December 31, 2013 and 2012, and the related statements of operations, partners’ equity, and cash flows for each for the years ended December 31, 2013 and 2012. Soleil Capital’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soleil Capital L.P. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has generated nominal revenue since inception and has an accumulated deficit $124,615. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

May 6, 2014

Soleil Capital L.P. (formerly) JOBSINSITE, INC.
(A Development Stage Company)
BALANCE SHEETS
(audited)

	December 31, 2013	December 31, 2012
ASSETS:
Cash	$—	$—
Prepaid Expenses	—	210
TOTAL CURRENT ASSETS	—	210

Intangible Asset-Patents	5,325,258	0

TOTAL ASSETS	$5,325,258	210

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,750	$8,058
Loans payable- partner	0	22,115
TOTAL LIABILITIES	$1,750	30,173

PARTNERS' CAPITAL (DEFICIENCY):

Partners' Capital 50,000,000 authorized; Common units, 13,127,125 issued and outstanding as of December 31, 2013 and 2,625,425 issued and outstanding as of December 31, 2012	5,448,333	$88,968
Accumulated deficit	(124,825)	(118,931)
TOTAL PARTNERS' CAPITAL ( DEFICIENCY)	5,323,508	(29,963)

TOTAL LIABILITIES AND PARTNERS’
CAPITAL (DEFICIENCY)	$5,325,258	$210

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(audited)

	Year Ended December 31,
	2013	2012	From Inception July 19, 2004 to December 31, 2013
REVENUES	$—	$—	$—

EXPENSES:
Research and development			—
General and administrative	—	—	—
TOTAL EXPENSES	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	—	—	—

DISCONTINUED OPERATIONS	(5,894)	(6,096)	(124,825)
NET LOSS	(5,894)	(6,096)	(124,825)

LOSS PER COMMON UNIT -BASIC AND DILUTED - CONTINUED OPERATIONS	$(0.00)	$(0.00)
LOSS PER COMMON UNIT- DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
LOSS PER COMMON UNIT - TOTAL	$(0.00)	$(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	2,740,828	2,625,425

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(audited)

			FROM INCEPTION (JULY 19, 2004) TO
	2013	2012	12/31/13

OPERATING ACTIVITIES:
Net Loss - Continuing Operations	—	—	—
Net Loss - From Discontinued Operations	(5,894)	(6,096)	(124,825)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Changes in operating assets and liabilities:
Prepaid expenses	210	(210)	—
Accounts payable and other accrued liabilities	(6,308)	4,723	1,750
NET CASH USED IN OPERATING ACTIVITIES	(11,992)	(1,583)	(123,075)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	11,992	1,583	36,607
Contributions to additional paid in capital	—		88,968
NET CASH PROVIDED BY FINANCING ACTIVITIES	11,992	1,583	125,575

INCREASE (DECREASE) IN CASH	—	—	—

CASH - BEGINNING OF YEAR	—	—	—

CASH - END OF YEAR	—	—	—

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
Statements of Changes in Partners’ Capital

	Common	Partners'	Comprehensive	Total
	units	Capital	Income (Loss)	Partner's Capital
Balance at December 31, 2008	2,625,425	88,968	(95,180)	($6,212)
Balance at Inception-July 19, 2004	0	0	0	0
Net Loss			(4,525)	(4,525)
Issuance of Common Units	2,040,000
Capital Contributions		4,750		4,750
Balance at December 31, 2004	2,040,000	4,750	(4,525)	225

Net Loss			(2,448)	(2,448)
Capital Contributions		3,360		3,360
Balance at December 31, 2005	2,040,000	8,110	(6,973)	1,137

Net Loss			(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900		17,900
Balance at December 31, 2006	2,219,000	26,010	(20,431)	5,579

Net Loss			(34,705)	(34,705)
Capital Contributions		4,728		4,728
Balance at December 31, 2007	2,219,000	30,738	(55,136)	(24,398)

Net Loss			(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230		58,230
Balance at December 31, 2008	2,625,425	88,968	(95,180)	(6,212)

Net Loss			(3,788)	(3,788)
Balance at December 31, 2009	2,625,425	88,968	(98,968)	(10,000)

Net Loss			(8,471)	(8,471)
Balance at December 31, 2010	2,625,425	88,968	(107,439)	(18,471)

Net Loss			(5,396)	(5,396)
Balance at December 31, 2011	2,625,425	88,968	(112,835)	(23,867)

Net Loss			(6,096)	(6,096)
Balance at December 31, 2012	2,625,425	88,968	(118,931)	(29,963)
Net Loss			(5,894)	(5,894)
Contribution of Partners’ Debt		34,107		34,107
Issuance of Common Units for Asset Purchase	10,501,700	5,325,258		5,325,258
Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508

SOLEIL CAPITAL L.P. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2013 and 2012

NOTE 1. ORGANIZATION

Soliel Capotal L.P. (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles of Incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

Business Description

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry.

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

We are a development stage enterprise engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarettes marketed under the brand “Red” in the United States and are undertaking efforts to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through December 31, 2013, including the conversion relates to the Company's formation and development.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Stock-based Compensation

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB ASC Topic 718.  That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.  The Company may issue shares as compensation in future periods for employee services.

The Company may issue restricted stock to consultants for various services.  Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is to be measured at the earlier of:  (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is complete.  The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company has historically recorded revenue after payments for services have been received, which is at the time services are provided.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities
Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The patent is a level 3 input.

Discontinued Operations

Effective December 27, 2013, in association with the acquisition of the patent, the Company changed its business plan and accordingly has presented its prior revenue and operating expenses as discontinued operations in accordance with ASC 360-10.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding.  Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be antidilutive.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, including purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Income taxes

We account for income taxes in accordance with ASC 740, Accounting for Income Taxes, as clarified by ASC 740-10, Accounting for Uncertainty in Income Taxes.  Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria of ASC 740.

ASC 740-10 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more-likely-than-not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is a partnership and, accordingly, the income of the Company becomes taxable to its partners and, therefore, no provision for income taxes has been made.

Recent Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $124,615 at December 31, 2013 The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: Asset Purchase and Intangible Asset

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg Pan”, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees) an aggregate of 10,501,700 limited partnership “units” representing limited partnership units of Soleil and a warrant to purchase 2,000,000 limited partnership “units” The warrants entitle Mr. Pan (or his designees) to purchase Soleil limited partnership units at $0.15 per unit with an expiration date ten years from the effective date of the Purchase Agreement. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. The fair value of the patents acquired was based on their fair market value on the acquisition date as determined by a certified appraisal retained by the Company. The Company will amortize the patents over their remaining statutory life of approximately 15 years.

NOTE 5: STOCKHOLDERS’ EQUITY

During the year ended December 31, 2013, the Company issued 10,501,700 units as part of the asset purchase agreement as previously noted and described in Note 4. In addition as part of the agreement the company issued two million (2,000,000) warrant at an exercise price of $.15 per share to Adam Laufer and Guocheng Pan each. Black Shoals calculation was performed on both sets of warrants.

NOTE 6: LOAN PAYABLE – PARTNER

The loan payable in 2012 represented advances from a partner to fund general and administrative expenses.  The loans were non-interest bearing and due on demand.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date the financial statements are available for issuance and has determined that there are no subsequent events that require recognition or disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ____ day of March 2014.

Name	Title	Date
/s/Jon Pan		May 6, 2014
Jon Pan	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/Jon Pan		May 6, 2014
Jon Pan	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

/s/ Greg Pan
Greg Pan	Chairman of the Board of Directors

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer.
32.2	Section 1350 Certifications of Chief Financial Officer.