Form 10-Q
period 2014-03-31
Soleil Capital L.P.
filed 2014-05-15
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54435

SOLEIL CAPITAL L.P.

 (Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	45-1740641 (I.R.S. Employer Identification No.)
787 Adeline Ave., San Jose, CA	95136
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

N/A

(Former name, former address and former

Fiscal quarter, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes      [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[  ] Yes      [X] No

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer's classes of common equity, as of the last practicable date:  The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of May 12, 2014 was 13,127,125

1

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Soleil Capital L.P. (formerly) JOBSINSITE, INC.
(A Development Stage Company)
BALANCE SHEETS
(audited)

	March 31, 2014	December 31, 2013
ASSETS:
Cash	$—	$—
TOTAL CURRENT ASSETS	—	—

Intangible Asset-Patents	5,325,258	5,325,258

TOTAL ASSETS	$5,325,258	5,325,258

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$1,750	$1,750
Loans payable- shareholder	6,250	—
TOTAL LIABILITIES	8,000	1,750

PARTNERS' CAPITAL (DEFICIENCY):

Partners' Capital 50,000,000 authorized; Common units, 13,127,125 issued and outstanding as of March 31, 2014 and December 31, 2013	5,448,333	$5,448,333
Accumulated deficit	(131,075)	(124,825)
TOTAL PARTNERS' CAPITAL (DEFICIENCY)	5,317,258	5,323,508

TOTAL LIABILITIES AND PARTNERS’
CAPITAL (DEFICIENCY)	$5,325,258	$5,325,258

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(audited)

	Three Months Ended March 31,		From Inception July 19, 2004 to March 31, 2014
	2014	2013
REVENUES	$—	$—	$—

EXPENSES:
Research and development			0
General and administrative	6,250	—	6,250
TOTAL EXPENSES	6,250	—	6,250
NET LOSS FROM CONTINUING OPERATIONS	(6,250)	—	(6,250)
DISCONTINUED OPERATIONS		(949)	(124,825)
NET LOSS	(6,250)	(949)	(131,075)

LOSS PER COMMON UNIT -BASIC AND DILUTED - CONTINUED OPERATIONS	$(0.00)	$(0.00)
LOSS PER COMMON UNIT- DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
LOSS PER COMMON UNIT - TOTAL	$(0.00)	$(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	13,127,125	2,625,425

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

	Three Months Ended March 31,		FROM INCEPTION (JULY 19, 2004) TO
	2014	2013	March 31, 2014

OPERATING ACTIVITIES:
Net Loss - Continuing Operations	(6,250)	—	(6,250)
Net Loss - From Discontinued Operations		(949)	(124,825)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation and amortization			—
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	—	—	1,750
NET CASH USED IN OPERATING ACTIVITIES	(6,250)	(949)	(129,325)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	—		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	6,250	949	42,857
Contributions to additional paid in capital	—		88,968
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,250	949	131,825

INCREASE (DECREASE) IN CASH	—	—	—

CASH - BEGINNING OF YEAR	—	—	—

CASH - END OF YEAR	—	—	—

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
Statements of Changes in Partners’ Capital

	Common units	Partners' Capital	Comprehensive Income (Loss)	Total Partner's Capital
Balance at Inception-July 19, 2004	0	0	0	0
Net Loss			(4,525)	(4,525)
Issuance of Common Units	2,040,000
Capital Contributions		4,750		4,750
Balance at December 31, 2004	2,040,000	4,750	(4,525)	225

Net Loss			(2,448)	(2,448)
Capital Contributions		3,360		3,360
Balance at December 31, 2005	2,040,000	8,110	(6,973)	1,137

Net Loss			(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900		17,900
Balance at December 31, 2006	2,219,000	26,010	(20,431)	5,579

Net Loss			(34,705)	(34,705)
Capital Contributions		4,728		4,728
Balance at December 31, 2007	2,219,000	30,738	(55,136)	(24,398)

Net Loss			(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230		58,230
Balance at December 31, 2008	2,625,425	88,968	(95,180)	(6,212)

Net Loss			(3,788)	(3,788)
Balance at December 31, 2009	2,625,425	88,968	(98,968)	(10,000)

Net Loss			(8,471)	(8,471)
Balance at December 31, 2010	2,625,425	88,968	(107,439)	(18,471)

Net Loss			(5,396)	(5,396)
Balance at December 31, 2011	2,625,425	88,968	(112,835)	(23,867)

Net Loss			(6,096)	(6,096)
Balance at December 31, 2012	2,625,425	88,968	(118,931)	(29,963)
Net Loss			(5,894)	(5,894)
Contribution of Partners’ Debt		34,107		34,107
Issuance of Common Units for Asset Purchase	10,501,700	5,325,258		5,325,258
Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508

Net Loss			(6,250)	(6,250)
Balance at March 31, 2014	13,127,125	5,448,333	(131,075)	5,317,258

NOTE 1. ORGANIZATION

Soliel Capital L.P. (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

Business Description

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry.

On December 27, 2013 , the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees)10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The attached financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about May 7, 2014.

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through March 31, 2014, including the conversion relates to the Company's formation and development.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the Untied States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

Cash

Cash and cash equivalents includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

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

The patent was valued using a level 3 input.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $131,075 at March 31, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4-ASSET PURCHASE AND INTANGIBLE ASSET

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. The fair value of the patents acquired were valued based on fair market value on the acquisition date in accordance with a certified appraisal received by the Company.

NOTE 5 – LOAN PAYABLE – PARTNER

The loan payable represents advances from a partner to fund general and administrative expenses.  The loans are non-interest bearing and due on demand.

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date the financial statements are available for issuance and has determined that there are no subsequent events that require recognition or disclosure.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the SEC or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Report.

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” in this section collectively refer to Soleil Capital L.P..

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

How We Plan to Generate Revenue

Soleil Capital is a technology holding company whose assets include issued U.S. and Chinese electronic cigarette and personal vaporizer patents and related components.

Our portfolio of electronic cigarette and personal vaporizer patents (the ”Patents”) are the basis for our efforts to:

  Design, market and distribute a line of electronic cigarettes sold under the “RED” brand;

  Prosecute and enforce our patent rights;

  License our intellectual property; and,

  Develop private label manufacturing programs.

Results of Operations:

The following discussion should be read in conjunction with our unaudited condensed financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of our products and through equity or debt securities.

Three Month Period Ended March 31, 2014 Compared to Three Month Period Ended March 31, 2013

Operating Expenses

Operating expenses for the quarter ended March 31, 2014 were $6,250 as compared to $-0- for the quarter ended March 31, 2013. The increase in expenses during 2014 are due to professional fees for the quarter paid by the CEO on behalf on the Company. In addition for quarter ended March 31, 2013 there were $949 of expenses for discontinued operations.

Net Loss

Net loss for the quarter ended March 31, 2014 was $(6,250) compared to a net loss of $(949) for the quarter ended March 31, 2013.

Liquidity and Capital Resources

The Company realized cash used in operations of $6,250 for quarter ended March 31, 2014 as compared to $949 used in quarter ended March 31, 2013. Increase cash used is mainly a result of higher net loss for the quarter.

During the quarter ended March 31, 2014 the Company was provided cash from financing activities of $6,250 as compared to $949 provided for quarter ended March 31, 2013. The increase was a result of addition advances from stockholder for the quarter.

Assets

At March 31, 2014 and December 31, 2013, we had total assets of $5,325,258. Assets consist of the various patents held by the Company.

Liabilities

Our total liabilities were $1,750 at December 31, 2013, compared to $8,000 at March 31, 2014. The increase from 2013 to 2014 was primarily due to a $6,250 increase of loans from shareholder.

At March 31, 2014, management was owed $6,250 so noted on the Balance Sheet.

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

Off –Balance Sheet Operations

We do not have any off-balance sheet operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

With respect to the period ending March 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Chief Executive Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.:	Description:
31.1	Certification by Jon Pan, Principal Executive Officer of Soleil Capital L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification by Jon Pan, Principal Executive Officer of Soleil Capital L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Soleil Capital L.P.

Date: May 15, 2014	By:	/s/ Jon Pan
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

