Form 10-Q
period 2014-06-30
Soleil Capital L.P.
filed 2014-08-12
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

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

Large accelerated filer	o	Accelerated filer	o
Non-accelerated filer	o	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer's classes of common equity, as of the last practicable date:  The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of August 12, 2014 was 13,127,125

2

  PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
BALANCE SHEETS
(unaudited)

	June 30, 2014	December 31, 2013

ASSETS:
Cash	$-	$-
TOTAL CURRENT ASSETS	$-	$-

Intangible Asset-Patents	5,325,258	5,325,258

TOTAL ASSETS	$5,325,258	$5,325,258

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$14,334	$1,750
Loans payable- shareholder	6,375	-
TOTAL LIABILITIES	20,709	1,750

PARTNERS' CAPITAL:
Partners' Capital 50,000,000 authorized; Common units, 13,127,125 issued and outstanding as of June 30, 2014
and December 31, 2013	5,448,333	5,448,333
Accumulated deficit	(143,784)	(124,825)
TOTAL PARTNERS' CAPITAL	5,304,549	5,323,508

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,325,258	$5,325,258

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception July 19, 2004 to
	2014	2013	2014	2013	June 30, 2014

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Research and development					0
General and administrative	12,709	-	18,959	-	18,959
TOTAL EXPENSES	12,709	-	18,959	-	18,959
NET LOSS FROM CONTINUING OPERATIONS	(12,709)	-	(18,959)	-	(18,959)
DISCONTINUED OPERATIONS		(1,062)		(2,011)	(124,825)
NET LOSS	(12,709)	(1,062)	(18,959)	(2,011)	(143,784)
LOSS PER COMMON UNIT-BASIC AND DILUTED-CONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)
LOSS PER COMMON UNIT-DISCONTINUED OPERATIONS	(0.00)	(0.00)	(0.00)	(0.00)
LOSS PER COMMON UNIT -TOTAL	(0.00)	(0.00)	(0.00)	(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	13,127,125	2,625,425	13,127,125	2,625,425

Soleil Capital L.P.
(formerly) JOBSINSITE, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			FROM INCEPTION
	Six Months Ended June 30,		(JULY 19, 2004) TO
	2014	2013	June 30, 2014

OPERATING ACTIVITIES:
Net Loss-Continuing Operations	(18,959)	-	(18,959
Net Loss From Discontinued Operations		(2,011)	(124,825)
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	12,584	1,539	14,334
NET CASH USED IN OPERATING ACTIVITIES	(6,375)	(472)	(129,450)

INVESTING ACTIVITIES:
Acquisition of property and equipment			(2,500)
NET CASH USED IN INVESTING ACTIVITIES	-		(2,500)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	6,375	472	42,982
Contributions to additional paid in capital	-		88,968
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,375	472	131,950

INCREASE (DECREASE) IN CASH	-	-	-

CASH - BEGINNING OF YEAR	-	-	-

CASH - END OF YEAR	-	-	-

Soleil Capital L.P.
(formerly known as Jobsinsite, Inc.)
(A Development Stage Company)
Statements of Changes in Partners’ Capital

	Common	Partners'	Comprehensive	Total
	units	Capital	Income (Loss)	Partner's Capital
Balance at Inception-July 19, 2004	0	0	0	0
Net Loss			(4,525)	(4,525)
Issuance of Common Units	2,040,000
Capital Contributions		4,750		4,750
Balance at December 31, 2004	2,040,000	4,750	(4,525)	225

Net Loss			(2,448)	(2,448)
Capital Contributions		3,360		3,360
Balance at December 31, 2005	2,040,000	8,110	(6,973)	1,137

Net Loss			(13,458)	(13,458)
Issuance of Common Units	179,000
Capital Contributions		17,900		17,900
Balance at December 31, 2006	2,219,000	26,010	(20,431)	5,579

Net Loss			(34,705)	(34,705)
Capital Contributions		4,728		4,728
Balance at December 31, 2007	2,219,000	30,738	(55,136)	(24,398)

Net Loss			(40,044)	(40,044)
Issuance of Common Units	406,425
Capital Contributions		58,230		58,230
Balance at December 31, 2008	2,625,425	88,968	(95,180)	(6,212)

Net Loss			(3,788)	(3,788)
Balance at December 31, 2009	2,625,425	88,968	(98,968)	(10,000)

Net Loss			(8,471)	(8,471)
Balance at December 31, 2010	2,625,425	88,968	(107,439)	(18,471)

Net Loss			(5,396)	(5,396)
Balance at December 31, 2011	2,625,425	88,968	(112,835)	(23,867)

Net Loss			(6,096)	(6,096)
Balance at December 31, 2012	2,625,425	88,968	(118,931)	(29,963)
Net Loss			(5,894)	(5,894)
Contribution of Partner' Debt		34,107		34,107
Issuance of Common Units for Asset Purchase	10,501,700	5,325,258		5,325,258
Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508

Net Loss			(18,959)	(18,959)
Balance at June 30, 2014	13,127,125	5,448,333	(143,784)	5,304,549

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The attached financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on or about May 7, 2014.

Development Stage Activities

The Company has been in the development stage since its inception on July 19, 2004. All activity through June 30, 2014, including the conversion relates to the Company's formation and development.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $143,784 at June 30, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 6:  COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 SUBSEQUENT EVENTS

On July 10, 2014,  the Company” closed on the sale of 200,000 common units representing limited partnership interests shares (“common units,”) for an aggregate of $100,000.

The purchase price for each common unit  was $0.50.

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

Three Month Period Ended June 30, 2014 Compared to Three Month Period Ended June 30, 2013

Operating Expenses

Operating expenses for the quarter ended June 30, 2014 were $12,709 as compared to $-0- for the quarter ended June 30, 2013. The increase in expenses during 2014 are due to professional fees for the quarter paid by the CEO on behalf on the Company. In addition for quarter ended June 30, 2013 there were $1,062 of expenses for discontinued operations.

Net Loss

Net loss for the quarter ended June 30, 2014 was $(12,709) compared to a net loss of $(1,062) for the quarter ended June 30, 2013.

Six Month Period Ended June 30, 2014 Compared to Six Month Period Ended June 30, 2013

Operating Expenses

Operating expenses for the six months ended June 30, 2014 were $18,959 as compared to $-0- for the quarter ended June 30, 2013. The increase in expenses during 2014 are due to professional fees for the quarter paid by the CEO on behalf on the Company. In addition for quarter ended June 30, 2013 there were $2,011 of expenses for discontinued operations.

Net Loss

Net loss for the six months ended June 30, 2014 was $(18,959) compared to a net loss of $(2,011) for the quarter ended June 30, 2013.

Liquidity and Capital Resources

The Company realized cash used in operations of $6,375 for six months ended June 30, 2014 as compared to $472 used in six months ended June 30, 2013. Increase cash used is mainly a result of higher net loss for the quarter.

During the six months ended June 30, 2014 the Company was provided cash from financing activities of $6,375 as compared to $472 provided for quarter ended June 30, 2013. The increase was a result of addition advances from stockholder for the six months.

Assets

At June 30, 2014 and December 31, 2013, we had total assets of $5,325,258. Assets consist of the various patents held by the Company.

Liabilities

Our total liabilities were $1,750 at December 31, 2013, compared to $20,709 at June 30, 2014. The increase from 2013 to 2014 was primarily due to a $6,375 increase of loans from shareholder and $12,584 increase in accounts payable.

At June 30, 2014, a shareholder was owed $6,375 so noted on the Balance Sheet.

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

With respect to the period ending June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 10, 2014, the Company” closed on the sale of 200,000 common units representing limited partnership interests shares (“common units,”) for an aggregate of $100,000.

The purchase price for each common unit was $0.50.

The shares were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder (“Regulation D”) since, among other things, the transactions did not involve a public offering and the securities were acquired for investment purposes only and not with a view to or for sale in connection with any distribution thereof. Offers and sales were made solely to persons qualifying as “accredited investors” (as such term is defined by Rule 501 of Regulation D).

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

Soleil Capital L.P.

Date: August 12, 2014	By:	/s/ Jon Pan
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

