Form 10-Q
period 2014-09-30
Soleil Capital L.P.
filed 2014-11-14
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer's classes of common equity, as of the last practicable date:  The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of November 14, 2014 was 17,287,125

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

Soleil Capital L.P. BALANCE SHEETS (unaudited)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS:
Cash	$35,410	$—
TOTAL CURRENT ASSETS	35,410	—
Intangible Asset-Patents net of accumulated amortization of $148,000 and $0 at September 30, 2014 and December 31, 2013, respectively	5,177,258	5,325,258
TOTAL ASSETS	$5,212,688	$5,325,258
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	1,000	1,750
TOTAL LIABILITIES	1,000	1,750
PARTNERS' CAPITAL:
Partners' Capital 50,000,000 authorized; Common units, 17,287,125 and 13,127,125 issued and outstanding as of September 30, 2014
and December 31, 2013	5,548,333	5,448,333
Accumulated deficit	(336,665)	(124,825)
TOTAL PARTNERS' CAPITAL	5,212,668	5,323,508
TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$5,212,668	$5,325,258

Soleil Capital L.P. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES	$—	$—	$—	$—

EXPENSES:
Research and development	1,795		1,795
Sales and Marketing Expense	18,628		18,628
General and administrative	24,458		43,417
Depreciation and Amortization	148,000	—	148,000	—
TOTAL EXPENSES	192,881	—	211,840	—
NET LOSS FROM CONTINUING OPERATIONS	(192,881)	—	(211,840)	—
DISCONTINUED OPERATIONS	—	(1,187)	—	(3,198)
NET LOSS	(192,881)	(1,187)	(211,840)	(3,198)
LOSS PER COMMON UNIT-BASIC AND DILUTED-CONTINUED OPERATIONS	(0.01)	(0.01)	(0.02)	(0.02)
LOSS PER COMMON UNIT-DISCONTINUED OPERATIONS	(0.01)	(0.01)	(0.02)	(0.02)
LOSS PER COMMON UNIT -TOTAL	(0.01)	(0.01)	(0.02)	(0.02)
Weighted-Average Common Units Outstanding — Basic and Diluted	15,156,473	2,625,425	13,811,008	2,625,425

Soleil Capital L.P.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013

OPERATING ACTIVITIES:
Net Loss-Continuing Operations	$(211,840)	$—
Net Loss From Discontinued Operations		(3,198)
Depreciation and Amortization	148,000	—
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(750)	—
NET CASH USED IN OPERATING ACTIVITIES	(64,590)	(3,198)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	6,375	3,198
Repayment of shareholder loan payable	(6,375)
Proceeds from sale of Common Units	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	3,198

INCREASE (DECREASE) IN CASH	35,410	—

CASH - BEGINNING OF PERIOD	—	—

CASH - END OF PERIOD	$35,410	$—

SOLEIL CAPITAL L.P. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

QUARTER ENDED SEPTEMBER 30,2014

NOTE 1. ORGANIZATION

Soliel Capital L.P. (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on September 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

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

Recent Adopted and Pending Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this Update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer in a development stage that in prior years it had been in the development stage.

The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments remove paragraph 810-10-15-16. Paragraph 810-10-15-16 states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities that it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915. The Company adopted ASU No. 2014-10 effective July 31, 2014.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $336,665 at September 30, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4-ASSET PURCHASE AND INTANGIBLE ASSET

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business. The fair value of the patents acquired was based on fair market value on the acquisition date in accordance with a certified appraisal received by the Company. All of the warrants have been exercised and are no longer outstanding.

NOTE 5 – LOAN PAYABLE – PARTNER

The loan payable represents advances from a partner to fund general and administrative expenses.  The loans are non-interest bearing and due on demand.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7 EQUITY AND COMMON UNITS

On July 10, 2014,  the Company” closed on the sale of 200,000 common units representing limited partnership interests shares (“common units,”) for an aggregate of $100,000.The purchase price for each common unit  was $0.50.

During the quarter ended September 30, 2014 Mr. Pan and Adam Laufer a shareholder exercised on a cashless basis two million warrants each equivalent to 3,960,000 common units. The Company has zero warrants or options outstanding as of September 30, 2014

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc., on September 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., a Delaware corporation. And on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

Three Month Period Ended September 30, 2014 Compared to Three Month Period Ended September 30, 2013

Operating Expenses

Operating expenses for the quarter ended September 30, 2014 were $192,881 as compared to $-0- for the quarter ended September 30, 2013. The increase in expenses during 2014 are due to amortization of the patent, professional fees for the quarter, selling costs and administrative expenses. In addition for quarter ended September 30, 2013 there were $1,187 of expenses for discontinued operations.

Net Loss

Net loss for the quarter ended September 30, 2014 was $(192,881) compared to a net loss of $(1,187) for the quarter ended September 30, 2013.

Nine Month Period Ended September 30, 2014 Compared to Nine Month Period Ended September 30, 2013

Operating Expenses

Operating expenses for the nine months ended September 30, 2014 were $211,840 as compared to $-0- for the quarter ended September 30, 2013. The increase in expenses during 2014 are due to amortization of the patents, professional fees for the quarter paid by the CEO on behalf on the Company. In addition for quarter ended September 30, 2013 there were $3,198 of expenses for discontinued operations.

Net Loss

Net loss for the nine months ended September 30, 2014 was $(211,840) compared to a net loss of $(3,198) for the quarter ended September 30, 2013.

Liquidity and Capital Resources

The Company realized cash used in operations of $64,590 for nine months ended September 30, 2014 as compared to $3,198 used in nine months ended September 30, 2013. Increase cash used is mainly a result of higher net loss for the quarter offset by amortization.

During the nine months ended September 30, 2014 the Company was provided cash from financing activities of $100,000 as compared to $3,198 provided for quarter ended September 30, 2013. The increase was a result of sale of common units for the nine months.

Assets

At September 30, 2014 and December 31, 2013, we had total assets of $5,212,668 and $5,325,258, respectively. Assets consist of the various patents held by the Company and cash.

Liabilities

Our total liabilities were $1,750 at December 31, 2013, compared to $1,000 at September 30, 2014. The decrease from 2013 to 2014 was primarily due to a $750 decrease of accounts payable.

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

With respect to the period ending September 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2014, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Soleil Capital L.P.

Date: November 14, 2014	By:	/s/ Jon Pan
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

