Form 10-K
period 2014-12-31
Soleil Capital L.P.
filed 2015-05-22
CIK 1376231

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

[________________]

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common units representing limited partner interests
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

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

Large accelerated filer		Accelerated filer
Non-Accelerated Filer	(Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the common units of the Registrant held by non-affiliates as of June 30, 2014 was approximately $310,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of May 14, 2015 was 17,287,125

Documents Included by reference: None

 Soleil Capital L.P.

US 20100242974A1

(19) United States
(12) Patent Application Publication
Pan
(10) Pub. No.: US 2010/0242974 A1
(43) Pub. Date: Sep. 30, 2010

(54) ELECTRONIC CIGARETTE

(76) Inventor: Guocheng Pan, Cupertino, CA (US)

Correspondence Address:
SQUIRE, SANDERS & DEMPSEY L.L.P.
1 MARITIME PLAZA, SUITE 300
SAN FRANCISCO, CA 94111 (US)

(21) Appl. No.: 12/437,511

(22) Filed: May 7, 2009

(30) Foreign Application Priority Data

Mar. 24, 2009 (CN) 200910080147.5

Publication Classification

(51) Int. Cl.
A24F 47/00 (2006.01)

(52) U.S. Cl. 131/273

(57) ABSTRACT

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

PART I

Item 1.

DESCRIPTION OF BUSINESS

Our Business

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the ”Patents”) which are the basis for our efforts to:

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

Our branded electronic cigarette: RED

We design, develop and market electronic cigarettes sold under the RED brand. Our electronic cigarettes are marketed as an alternative to tobacco burning cigarettes. We launched the RED brand in limited U.S. markets in the fourth quarter of 2014 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our RED brand electronic cigarettes in China.

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

Employees

As of December 31, 2014 Our CEO Jon Pan was our sole employee, Mr. Pan is not represented by a collective bargaining agreement and we believe that our relationship with our sole employee is good.

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

As of December 31, 2014, we had an accumulated deficit of $ (5,541,651) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

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

As of May 15, 2015, we had 17,287,125 shares of our common units representing limited partnership interests outstanding. Approximately 2,005,425 of the 17,287,125 outstanding common units are eligible for resale without restriction in the public market. These represent shares owned by individuals with less then 5% ownership of the outstanding common units. If any significant number of the 2,005,425 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company neither rents nor owns any properties. The Company uses the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal proceedings

There are no current, pending or threatened legal proceedings against the company.

Item 4. Mine Safety Disclosures

Not applicable

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

Holders

As of May 15, 2015, there were 12 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

	December 31, 2014	December 31, 2013
Total Assets	$9,442	$5,325,258
Total Liabilities	$5,760	$1,750
Total Revenue	$814	$-0-
Net Loss	$5,419,826	$5,894

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Our revenue for the twelve months ended December 31, 2014 and 2013 was $814 and $0, respectively.

Operating Expenses

Operating expenses for the year ended December 31, 2014 were $95,382 as compared to $-0- for the year ended December 31, 2013. The increase in expenses during 2014 is due to increased general and administrative costs as a result of professional fees and employee costs.

Impairment of Patent

There was expense for impairment of the company’s patents for $5,325,258 in the year ended December 31, 2014 and none of December 31, 2013. The impairment expense was a result of the Company determined the value of the patent should be significantly reduced.

Net Loss

Net loss for the year ended December 31, 2014 was $(5,419,826) compared to a net loss of $(5,894) for the year ended December 31, 2013. This is mainly the result of the expense related to the impairment of the Company patents during 2014.

Liquidity and Capital Resources

The Company realized cash used in operations of $90,558 for year ended December 31, 2014 as compared to $11,992 used in year ended December 31, 2013. The increase is a result of increased cash needs for the Company’s administrative expenses.

During the year ended December 31, 2014 the Company was provided cash from financing activities of $100,000 as compared to $11,992 provided for year ended December 31, 2013. The increase was a result of sale of common units for the year.

Assets

At December 31, 2014 and December 31, 2013, we had total assets of $9,422 and $5,325,258 respectively. Assets consist of the various patents held by the Company. The reduction of assets is due to the impairment of the patent of $5,325,258. The impairment expense was a result of the Company determined the value of the patent should be significantly reduced due to among other things, lack of sales and increased competition.

Liabilities

Our total liabilities were $5,760 at December 31, 2014, compared to $1,750 at December 31, 2013. The increase from 2013 to 2014 was primarily due to a $4,010 increase of accounts payable for professional fees.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8. Financial Statements and Supplementary Data

The financial information required by Item 8 begins on page 18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

 As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Our management does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

With respect to the fiscal year ended December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we identified the following material weakness:

Financial Reporting Process

Description of Material Weakness as of December 31, 2014

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Age	Position with the Company	Since
Greg Pan	56	Chief Executive Officer	December 26, 2013
Jon Pan	25	Chairman of the Board of Directors	December 26, 2013

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

We believe base salary should represent a significantly lesser component of total compensation. We believe the appropriate combination of annual cash payments and long-term carried interest or deferred equity awards encourage employees to focus on the underlying performance of our investment funds and objectives of our advisory clients, as well as the overall performance of the firm and interests of our common unit holders.

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
				Unit	Option	plan	compensation	All Other
Name & Principal Position (1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Adam Laufer PEO, PAO and Director	2013	—	—	—		—	—	—	—
	2014
Jonathan Pan CEO and President	2013	—	—	—		—	—	—	—

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security ownership of certain beneficial owners. The following table provides the names and addresses of each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2015.

Name and address of beneficial owner	Common units Beneficially Owned(1)	Percentage of Beneficial Ownership(1)
5% Unitholders
Adam Laufer 725 W. 50th Street Miami Beach, FL 33140	2,733,908	14.2%

Directors and Named Executive Officers
Guocheng Pan, 787 Adeline Ave., San Jose, CA 95135	10,501,360	54.4%

Jonathan Pan, 787 Adeline Ave., San Jose, CA 95135	4,100,340	21.2%

All Current Officers and Directors As a Group (1 person)		89.8%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

(2)	On May 17, 2015 there were 17,287,125 shares of our common units outstanding.
(3)	In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 17,287,125 shares of common units outstanding (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes common units which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2014 and 2013.

Year Ended December 31, 2014
Audit Fees		$5,000	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

	Year Ended December 31, 2013
Audit Fees		$5,000	(a)
	$
Tax Fees	$		(b)
Other	$

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.
(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

Soleil Capital L.P. Balance Sheets as of December 31, 2014 and December 31, 2013
Soleil Capital L.P. Statements of Operations for the two years ended December 31, 2014 & 2013
Soleil Capital L.P. Statements of Changes in Partners' Capital for the two years ended December 31, 2014.
Soleil Capital L.P. Statements of Cash Flows for the two years ended December 31, 2013 & 2014.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Soleil Capital LP

We have audited the accompanying balance sheets of Soleil Capital LP as of December 31, 2014 and 2013, and the related statements of operations, statement of changes in partners’ capital, and cash flows for each of the years in the two period ended December 31, 2014. Soleil Capital’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Soleil Capital LP as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, NJ

May 20, 2015,

SOLEIL CAPITAL L.P.
BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS:
Cash	$9,442	$—
TOTAL CURRENT ASSETS	9,442	$—

Intangible Asset-Patents	—	5,325,258

TOTAL ASSETS	$9,442	$5,325,258

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$5,760	$1,750
TOTAL LIABILITIES	5,760	1,750

PARTNERS' CAPITAL:

Partners' Capital 99,000,000 authorized; Common units, 17,287,125 and 13,127,125 issued and outstanding as of December 31, 2014 and 2013 respectively	5,548,333	5,448,333
Accumulated deficit	(5,544,651)	(124,825)
TOTAL PARTNERS' CAPITAL	3,682	5,323,508

TOTAL LIABILITIES AND PARTNERS’ CAPITAL	$9,442	$5,325,258

SOLIEL CAPITAL L.P.
STATEMENTS OF OPERATIONS
(AUDITED)

	Year Ended December 31,
	2014	2013
REVENUES	$814	$—

EXPENSES:
Research and development	3,439
Sales and Marketing Expense	20,088
General and administrative	71,855	—
Impairment of patent	5,325,258	—
TOTAL EXPENSES	5,420,640	—
LOSS FROM CONTINUING OPERATIONS	(5,419,826)	—
Provision for Income Tax	—	—
DISCONTINUED OPERATIONS	—	(5,894)
NET LOSS	(5,419,826)	(5,894)
LOSS PER COMMON UNIT-BASIC AND DILUTED-CONTINUING OPERATIONS	$(0.37)	$(0.00)
LOSS PER COMMON UNIT-DISCONTINUED OPERATIONS	$(0.00)	$(0.00)
LOSS PER COMMON UNIT -TOTAL	$(0.37)	$(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	14,589,536	2,740,828

Soleil Capital L.P.
STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net Loss-Continuing Operations	(5,419,826)	—
Net Loss From Discontinued Operations		(5,894)
Impairment of Patent	5,325,258
Changes in operating assets and liabilities:
Prepaid expenses		210
Accounts payable and other accrued liabilities	4,010	(6,308)
NET CASH USED IN OPERATING ACTIVITIES	(90,558)	(11,992)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	6,782	11,992
Repayment of shareholder loan payable	(6,782)
Sale of Common Units	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	11,992

INCREASE IN CASH	9,442	—

CASH - BEGINNING OF YEAR	—	—

CASH - END OF YEAR	$9,442	—

Soleil Capital L.P.
Statements of Changes in Partners’ Capital

	Common	Partners'	Comprehensive	Total
	units	Capital	Income (Loss)	Partner's Capital
Balance at December 31, 2012	2,625,425	88,968	(118,931)	(29,963)
Net Loss			(5,894)	(5,894)
Contribution of Partner' Debt		34,107		34,107
Issuance of Common Units for Asset Purchase	10,501,700	5,325,258		5,325,258
Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508
Sale of Common Units	200,000	100,000		100,000
Execution of Stock Options	3,960,000
Net Loss			(5,419,826)	(5,419,826)
Balance at December 31, 2014	17,287,125	5,548,333	(5,544,651)	3,682

SOLEIL CAPITAL L.P.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2013 and 2014

NOTE 1. ORGANIZATION

Soleil Capital L.P. (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite,.com, Inc., Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. on September 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

Business Description.

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry.

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among Soleil and Guocheng "Greg" Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement. On September 6, 2014 Mr. Pan exercised warrants on a cashless basis equivalent to 1,980,000 common units. This constitutes the entire 2,000,000 units and none are outstanding.

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

Basis of Accounting

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, these financial statements give effect to all normal recurring adjustments necessary to present fairly the financial position and results of operations and cash flows of the Company.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, long-lived assets, such as property, plant, and equipment, and purchased intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill and other intangible assets are tested for impairment.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

During the year ended December 31, 2014 the Company was no longer considered a development stage company and as such references as a development stage company are no longer included in the financial statements.

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation , to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after

December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $5,544,651 at December 31, 2014. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 5: EQUITY AND COMMON UNITS

On July 10, 2014, the Company” closed on the sale of 200,000 common units representing limited partnership interests shares (“common units,”) for an aggregate of $100,000.The purchase price for each common unit  was $0.50.

On September 6, 2014 Mr. Greg Pan excercised 1,980,000 warrants totaling 1,980,000 common units. In addition on September 23,2014, Mr. Adam Laufer a shareholder exercised two million warrants each equivalent to 990,000 common units.

On August 19, 2014 Mr. Adam Frijia, Ralph Frijia and Jacob Levey excercised warrants equivalent to 495,000, 247,500 and 247,500 common units. The Company has zero warrants or options outstanding as of December 31, 2014

NOTE 6: ASSET PURCHASE AND INTANGIBLE ASSET

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

Patents Purchased:

On December 27, 2013 we acquired a series of patents, these patents include:

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

                                Electronic Cigar, Patent ZL2008-3-0132968.5 as issued by the Patent Office Of The People's Republic Of China on October 10, 2009.

Patents were valued based on number of shares issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions the Company has valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014 the Company determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result the Company has written off the entire patent.

NOTE 7: SUBSEQUENT EVENTS

Management has evaluated the subsequent events through the date of filing, and has determined that there are no subsequent events that require recognition or disclosure.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 22, 2015.

Name	Title	Date

/s/ Jon Pan	Chief Executive Officer, Chief Financial Officer and	May 22, 2015
JON PAN	Director (Principal Executive Officer & Principal Financial Officer)

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

Name	Title	Date

/s/ Jon Pan	Chief Executive Officer, Chief Financial Officer and	May 22, 2015
JON PAN	Director (Principal Executive Officer & Principal Financial Officer)

/s/Greg Pan	Chairman of the Board of Directors	May 22, 2015
GREG PAN

Exhibit Number	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer.
32.2	Section 1350 Certifications of Chief Financial Officer.