Form 10-Q
period 2015-03-31
Soleil Capital L.P.
filed 2015-05-26
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2015

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

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer's classes of common equity, as of the last practicable date:  The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of May 20, 2015 was 17,127,125

2

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

SOLEIL CAPITAL L.P.
BALANCE SHEETS
(UNADUDITED)

	March 31, 2015	December 31, 2014
ASSETS:

CURRENT ASSETS:
Cash	$ 361	$ 9,442
TOTAL CURRENT ASSETS AND TOTAL ASSETS	361	9,442

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	2,760	5,760

TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	2,760	5,760

PARTNERS' DEFICIENCY:

Partners' Capital 50,000,000 authorized; Common units, 17,287,125 issued and outstanding as of March 31, 2015 and December 31, 2014	5,548,333	5,548,333
Accumulated deficit	(5,550,732)	(5,544,651)
TOTAL PARTNERS' DEFICIENCY	(2,399)	3,682
TOTAL LIABILITIES AND PARTNERS’ DEFICIENCY	$ 361	$ 9,442

4

SOLEIL CAPITAL L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
REVENUES	$342	$-

EXPENSES:
General and administrative	6,423	6,250
TOTAL EXPENSES	6,423	6,250
NET LOSS	(6,081)	(6,250)
LOSS PER COMMON UNIT	(0.00)	(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	17,287,125	13,127,125

SOLEIL CAPITAL L.P.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES:
Net Loss	$ (6,081)	$ (6,250)
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(3,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(9,081)	(6,250)

FINANCING ACTIVITIES:
Proceeds of loans payable- shareholder	-	6,250

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	6,250

DECREASE IN CASH	(9,081)	-

CASH - BEGINNING OF PERIOD	9,442	-

CASH - END OF PERIOD	$ 361	$ -

SOLEIL CAPITAL L.P. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

QUARTER ENDED MARCH 31,2015

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

Business Description

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarettes marketed under the brand “Red” in the United States and are undertaking efforts to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The attached financial statements have been prepared pursuant to the rules and regulations of Article 10 of regulation S-X and instructions to Form 10-Q of the Securities and Exchange Commission. As a result, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Form 10-K as filed with the Securities and Exchange Commission.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception and has an accumulated loss of $5,550,732 at March 31, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Patents were valued based on a certified appraisal received by the Company. The Company took into consideration the appraisal, number of shares issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions the Company has valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014 the Company determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result the Company has written off the entire patent.

NOTE 5: COMMITMENTS AND CONTINGENCIES

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

NOTE 6 SUBSEQUENT EVENTS

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

The patents were originally valued based on number of shares issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions the Company has valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014 the Company determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result the Company has written off the entire patent.

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

Three Month Period Ended March 31, 2015 Compared to Three Month Period Ended March 31, 2014

Revenues

Revenues for the quarter ended March 31, 2015 were $342 as compared to $-0- for the quarter endced March 31, 2014. Increase is a result of sales of the e-cigarettes in the quarter.

Operating Expenses

Operating expenses for the quarter ended March 31, 2015 were $6,423 as compared to $6,250 for the quarter ended March 31, 2014. The increase in expenses during 2014 are due to professional fees for the quarter paid by the Company.

Net Loss

Net loss for the quarter ended March 31, 2014 was $(6,081) compared to a net loss of $(6,250) for the quarter ended March 31, 2014. Improvement was a result of sales in the quarter versus none last year.

Liquidity and Capital Resources

The Company realized cash used in operations of $9,081 for quarter ended March 31, 2015 as compared to $6,250 used in quarter ended March 31, 2014. Decrease cash used is mainly a result of net loss for the quarter and $3000 of accounts payable paid.

During the quarter ended March 31, 2014 the Company was provided cash from financing activities of $6,250 as compared to $-0- provided for quarter ended March 31, 2015. The decrease was a result of addition advances from stockholder for the quarter.

Assets

At March 31, 2015 and December 31, 2014, we had total assets of $361 and $9,442. Assets consist of the cash accounts held by the Company.

Liabilities

Our total liabilities were $5,760 at December 31, 2014, compared to $2,760 at March 31, 2015. The increase from 2013 to 2014 was primarily due to a $3,000 of payables paid by the Company in the current quarter.

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

With respect to the period ending March 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Soleil Capital L.P.

Date: May 22, 2015	By:	/s/ Jon Pan
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

