Form 10-Q
period 2015-06-30
Soleil Capital L.P.
filed 2015-08-19
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54435

SOLEIL CAPITAL L.P.

 (Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4401 NW 167th Street, Miami, FL	33055
(Address of Principal Executive Offices)	(Zip Code)

Issuer's Telephone Number: (954) 684-8288

787 Adeline Ave., San Jose, CA	95136
(Former Address of Principal Executive Offices)	(Zip Code)

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

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer's classes of common equity, as of the last practicable date:  The number of the Registrant's voting and non-voting common units representing limited partner interests outstanding as of August 19, 2015 was 27,312,125

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

SOLEIL CAPITAL L.P.
BALANCE SHEETS
(UNADUDITED)

	June 30, 2015	December 31, 2014
ASSETS:
Cash	$94,279	$9,442
TOTAL ASSETS AND CURRENT ASSETS	94,279	9,442

LIABILITIES:

CURRENT LIABILITIES AND TOTAL LIABILITIES:
Accounts payable and other accrued liabilities	—	5,760
Due to Shareholder	8,000	—
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	8,000	5,760

PARTNERS' EQUITY:

Partners' Capital 50,000,000 authorized; Common units, 27,312,125 and 17,287,125 issued and outstanding as of June 30, 2015 and December 31, 2014 respectively	5,660,833	5,548,333
Accumulated deficit	(5,574,554)	(5,544,651)
TOTAL PARTNERS' EQUITY	86,279	3,682
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$94,279	$9,442

SOLEIL CAPITAL L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES	$—	$—	$342	$—

EXPENSES:
General and administrative	23,822	12,709	30,245	18,959
TOTAL EXPENSES	23,822	12,709	30,245	18,959
NET LOSS	(23,822)	(12,709)	(29,903)	(18,959)
LOSS PER COMMON UNIT	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	20,628,792	13,127,125	18,957,958	13,127,125

SOLEIL CAPITAL L.P.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014

OPERATING ACTIVITIES:
Net Loss	$(29,903)	$(18,959)
Shares issued in exchange for services	12,500
Changes in operating assets and liabilities:
Accounts payable and other accrued liabilities	(5,760)	12,584
NET CASH USED IN OPERATING ACTIVITIES	(23,163)	(6,375)

FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	100,000	—
Proceeds of loans payable- shareholder	8,000	6,375

NET CASH PROVIDED BY FINANCING ACTIVITIES	108,000	6,375

INCREASE IN CASH	84,837	—

CASH - BEGINNING OF PERIOD	9,442	—

CASH - END OF PERIOD	$94,279	$—

SOLEIL CAPITAL L.P.
Statements of Changes in Partners’ Capital

	Common	Partners'	Accumulated	Total
	units	Capital	Deficit	Partner's Capital
Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508
Sale of Common Units	200,000	100,000		100,000
Execution of Stock Options	3,960,000
Net Loss			(5,419,826)	(5,419,826)
Balance at December 31, 2014	17,287,125	5,548,333	(5,544,651)	3,682
Shares Issued in exchange for services	25,000	12,500		12,500
Private Placement	10,000,000	100,000		100,000
Net Loss			(29,903)	(29,903)
Balance at June 30, 2015	27,312,125	5,660,833	(5,574,554)	86,279

SOLEIL CAPITAL L.P. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

QUARTER ENDED JUNE 30,2015

NOTE 1: BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes hereto as of December 31, 2014.  Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

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

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to the Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to begin in the third quarter and be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC. Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and Soleil Capital Management LLC have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has an accumulated loss of $5,570,554 at June 30, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 5: PARTNER EQUITY/COMMON UNITS

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to begin in the third quarter of 2015 and be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC. Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and Soleil Capital Management LLC have entered into that certain Share Purchase Agreement with John Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

In April 2015, the Company issued 25,000 of the Company’s Common Units to Gordon Hung in exchange for services for the Company valued at $12,500.

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

NOTE 7: SUBSEQUENT EVENTS

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

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

BUSINESS OVERVIEW

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

On May 29, 2015, The Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to begin in the third quarter of 2015 and be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC. Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and Soleil Capital Management LLC have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

Business Description

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarettes marketed under the brand “Red” in the United States and are undertaking efforts to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 Management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company's new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership.  In 2013, Management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents.

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

Employees

We currently have no employees.

Comparison of the Six Months Period Ended June 30, 2015 to the Six Month Period Ended June 30, 2014

Revenues

Revenues for the six months ended June 30, 2015 were $342 as compared to $-0- for the six months ended June 30, 2014. Increase is a result of sales of the e-cigarettes in the quarter.

Operating Expenses

Operating expenses for the six months ended June 30, 2015 were $30,245 as compared to $18,959 for the six months ended June 30, 2014. The increases in expenses are due to increases in professional fees and selling expenses.

Net Loss

Net loss for the six months ended June 30, 2015 was $(29,903) compared to a net loss of $(18,959) for the six months ended June 30, 2014. Loss was a result of professional fees and sales expenses paid by the Company.

Comparison of the Three Month Period Ended June 30, 2015 to the Three Month Period Ended June 30, 2014

Revenues

Revenues for the quarter ended June 30, 2015 were $-0- as compared to $-0- for the quarter ended June 30, 2014. The increase is a result of sales of the e-cigarettes in the quarter

Operating Expenses

Operating expenses for the quarter ended June 30, 2015 were $23,822 as compared to $12,709 for the quarter ended June 30, 2014. The increase in expenses during 2015 are due to professional fees and selling expenses.

Net Loss

Net loss for the quarter ended June 30, 2015 was $(23,822) compared to a net loss of $(12,709) for the quarter ended June 30, 2014. Increase loss was a result of professional fees and selling expenses for the quarter.

Liquidity and Capital Resources

The Company realized cash used in operations of $23,163 for the six months ended June 30, 2015 as compared to $6,375 used in six months ended June 30, 2014. Increase in cash used is mainly a result of the net loss for the quarter and $5,760 of accounts payable paid,offset by stock issued for services during the year.

During the six months ended June 30, 2014 the Company was provided cash from financing activities of $6,375 as compared to $108,000 provided for the six months ended June 30, 2015. The increase was a result of additional advances from stockholder for the period and a $100,000 private placement offering of common units.

Assets

At June 30, 2015 and December 31, 2014, we had total assets of $94,279 and $9,442. Assets consist of the cash accounts held by the Company.

Liabilities

Our total liabilities were $-8,000 at June 30, 2015, compared to $5,760 at December 31, 2014. The decrease was primarily due to a reduction of accounts payables paid by the Company in the current quarter reduction of the balance due for advances from a shareholder.

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

With respect to the period ending June 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2015, The Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company. The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its unregistered Common Units to the Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. The proceeds were used for working capital of the Company.

In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to begin in the third quarter of 2015 and be completed by September, 2016. No placement agent participated in the Private Placement.

In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and Soleil Capital Management LLC have entered into that certain Share Purchase Agreement with Jon Panwherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

In April 2015, the Company issued 25,000 of the Company’s unregistered Common Units to Gordon Hung in exchange for services for the Company valued at $12,500. The proceeds were used for working capital of the Company.

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

Item 6.   Exhibits.

Exhibit No.:	Description:
3.1*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended June 30, 2009).
3.2*	Agreement of Limited Partnership of Soleil Capital L.P. dated June 19, 2009 (filed as Exhibit 3.2 to the Company's 10-K for the fiscal year ended December 31, 2009).
10.1**	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan.
10.2**	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan.
31.1**	Certification by Kevin Frija, Principal Executive Officer of Soleil Capital L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification by Kevin Frija, Principal Executive Officer of Soleil Capital L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated herein by reference

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Soleil Capital L.P.

Date: August 19, 2015	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)