Form 10-Q
period 2015-09-30
VPR Brands, LP.
filed 2015-11-12
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54435

VPR BRANDS, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4401 NW 167th Street, Miami, FL	33055
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (954) 684-8288

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

[  ] Yes      [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes      [X] No

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date:  The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of November 12, 2015 was 29,292,125

PART I - FINANCIAL INFORMATION

Item 1.      Condensed Financial Statements

VPR BRANDS, L.P. (F/K/A SOLEIL CAPITAL L.P.)

BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS:
Cash	$75,616	$9,442
Prepaid Expenses	13,301	-
TOTAL CURRENT ASSETS	88,917	9,442

TOTAL ASSETS	88,917	9,442

LIABILITIES:

CURRENT LIABILITIES AND TOTAL LIABILITIES:
Accounts payable and other accrued liabilities	1,500	5,760
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,500	5,760

PARTNERS’ EQUITY:

Partners’ Capital 50,000,000 authorized; Common units, 29,292,125 and 17,287,125 issued and outstanding as of September 30, 2015 and December 31, 2014 respectively	5,680,633	5,548,333
Accumulated deficit	(5,593,216)	(5,544,651)
TOTAL PARTNERS’ EQUITY	87,417	3,682
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$88,917	$9,442

VPR BRANDS, L.P. (F/K/A SOLEIL CAPITAL L.P.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$342	$-

EXPENSES:
General and administrative	18,662	192,881	48,907	211,840
TOTAL EXPENSES	18,662	192,881	48,907	211,840
NET LOSS	(18,662)	(192,881)	(48,565)	(211,840)
LOSS PER COMMON UNIT	(0.00)	(0.01)	(0.00)	(0.02)

Weighted-Average Common Units Outstanding — Basic and Diluted	28,632,125	15,156,473	22,182,680	13,811,008

VPR BRANDS, L.P. (F/K/A SOLEIL CAPITAL L.P.)

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014

OPERATING ACTIVITIES:
Net Loss	$(48,565)	$(211,840)
Depreciation and Amortization		148,000
Shares issued for consulting sevices	19,800
Shares issued in exchange for services	12,500
Changes in operating assets and liabilities:
Prepaid Expenses	(13,301)
Accounts payable and other accrued liabilities	(4,260)	(750)
NET CASH USED IN OPERATING ACTIVITIES	(33,826)	(64,590)

FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	100,000	100,000
Repayment of shareholder loan payable	-	(6,375)
Proceeds of loans payable- shareholder	-	6,375

NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	100,000

INCREASE IN CASH	66,174	35,410

CASH - BEGINNING OF PERIOD	9,442	-

CASH - END OF PERIOD	$75,616	$35,410

VPR BRANDS, L.P. (F/K/A SOLEIL CAPITAL L.P.)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

	Common	Partners’	Comprehensive	Total
	units	Capital	Income (Loss)	Partner’s Capital

Balance at December 31, 2013	13,127,125	5,448,333	(124,825)	5,323,508
Sale of Common Units	200,000	100,000		100,000
Execution of Stock Options	3,960,000
Net Loss			(5,419,826)	(5,419,826)
Balance at December 31, 2014	17,287,125	5,548,333	(5,544,651)	3,682
Shares Issued in exchange for services	25,000	12,500		12,500
Shares issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(48,565)	(48,565)
Balance at September 30, 2015	29,292,125	5,680,633	(5,593,216)	87,417

VPR BRANDS, LP (F/K/A SOLEIL CAPITAL L.P.)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

NOTE 1: BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations.  The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.  Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes hereto as of December 31, 2014.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, or any other period.

VPR Brands, LP (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to the Kevin Frija at a purchase price of $0.01 per unit, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (“General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

On September 2, 2015, in accordance with authority granted to the General Partner under the Company’s Limited Partnership Agreement, the General Partner changed the Company’s name (“Name Change”) from Soleil Capital L.P. to VPR Brands, LP by filing an amendment to the Company’s Certificate of Limited Partnership with the Delaware Secretary of State. Accordingly, on September 10, 2015, the Company’s General Partner also amended the Company’s Limited Partnership Agreement to reflect the Name Change from Soleil Capital L.P. to VPR Brands, LP. On September 17, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Name Change and the Company’s new trading symbol VPRB.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition.  In general, the Company has historically recorded revenue after payments for services have been received, which is at the time services are provided.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception and has an accumulated loss of $5,593,216 at September 30, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: ASSET PURCHASE AND INTANGIBLE ASSET

On December 27, 2013, the Company entered into a patent acquisition agreement (the “Purchase Agreement”), by and among the Company and Guocheng “Greg” Pan, a natural person, pursuant to which the Company agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the “Purchased Assets”). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, the Company issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of the Company and a warrant to purchase 2,000,000 common units representing limited partnership units of the Company. The warrants entitle Mr. Pan (or his designees) to purchase the Company’s common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement. The company accounted for the acquisition in accordance with ASC 805-50-15 as an acquisition of assets rather than a business.

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

The Private Placement is expected to occur in multiple tranches. For the first tranche, on September 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to begin in the third quarter of 2015 and be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with John Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

In April 2015, the Company issued 25,000 of the Company’s Common Units to Gordon Hung in exchange for services for the Company valued at $12,500.

In August 2015, the Company issued 1,980,000 of the Company’s common unit to the former CEO, Jon Pan in exchange for repayment of funds advanced of $8,000 and future consulting services totaling $11,800. The Company will amortize the prepaid expenses over the next 15 months starting October 1, 2015.

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated September 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

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

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, the General Partner and Greg Pan.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless stated otherwise, the words “we,” “us,” “our,” the “Company,” in this section collectively refer to VPR Brands, LP.

BUSINESS OVERVIEW

VPR Brands, LP (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our Articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership.

On December 27, 2013, the Company entered into a patent acquisition agreement (the “Purchase Agreement”), by and among Soleil and Guocheng “Greg” Pan, a natural person, pursuant to which Soleil agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the “Purchased Assets”). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, Soleil issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of Soleil and a warrant to purchase 2,000,000 common units representing limited partnership units of Soleil. The warrants entitle Mr. Pan (or his designees) to purchase Soleil common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

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

The Private Placement is expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

On September 2, 2015, in accordance with authority granted to the General Partner under the Company’s Limited Partnership Agreement, the General Partner changed the Company’s name (“Name Change”) from Soleil Capital L.P. to VPR Brands, LP by filing an amendment to the Company’s Certificate of Limited Partnership with the Delaware Secretary of State. Accordingly, on September 10, 2015, the Company’s General Partner also amended the Company’s Limited Partnership Agreement to reflect the Name Change from Soleil Capital L.P. to VPR Brands, LP. On September 17, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Name Change and the Company’s new trading symbol VPRB.

Business Description

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarettes marketed under the brand “Red” in the United States and are undertaking efforts to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents

Since our inception the company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company’s new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership.  In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents.

How We Plan to Generate Revenue

VPR Brands is a technology holding company whose assets include issued U.S. and Chinese electronic cigarette and personal vaporizer patents and related components.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

• Design, market and distribute a line of electronic cigarettes sold under the “RED” brand;

• Prosecute and enforce our patent rights;

• License our intellectual property; and

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

Employees

We currently have no employees.

Comparison of the Nine Months Period Ended September 30, 2015 to the Nine Months Period Ended September 30, 2014

Revenues

Revenues for the nine months ended September 30, 2015 were $342 as compared to $-0- for the nine months ended September 30, 2014. Increase is a result of sales of the e-cigarettes in the quarter.

Operating Expenses

Operating expenses for the nine months ended September 30, 2015 were $48,907 as compared to $211,840 for the nine months ended September 30, 2014. The decreases in expenses are due to amortization of the patent acquired in 2014. Patent was written down to zero at the end of 2014.

Net Loss

Net loss for the nine months ended September 30, 2015 was $(48,565) compared to a net loss of $(211,840) for the nine months ended September 30, 2014. Additional loss was a result of the amortization of the patent acquired in 2014. Patent was written down to zero at the end of 2014.

Comparison of the Three Month Period Ended September 30, 2015 to the Three Month Period Ended September 30, 2014

Revenues

Revenues for the three months ended September 30, 2015 were $-0- as compared to $-0- for the quarter ended September 30, 2014.

Operating Expenses

Operating expenses for the three months ended September 30, 2015 were $18,662 as compared to $192,881 for the quarter ended September 30, 2014. The decreases in expenses are due to amortization of the patent acquired in 2014. Patent was written down to zero at the end of 2014.

Net Loss

Net loss for the three months ended September 30, 2015 was $(18,662) compared to a net loss of $(192,881) for the quarter ended September 30, 2014. Additional loss is a result of amortization of the patent acquired in 2014. Patent was written down to zero at the end of 2014.

Liquidity and Capital Resources

The Company realized cash used in operations of $33,826 for the nine months ended September 30, 2015 as compared to $64,590 used in nine months ended September 30, 2014. Decrease in cash used is mainly a result of the reduced net loss for the quarter and $32,300 of stock issued for services during the year.

During the nine months ended September 30, 2014 and 2015 the Company was provided cash from financing activities of $100,000. The Company had two separate private placements in 2014 and 2015.

Assets

At September 30, 2015 and December 31, 2014, we had total assets of $88,917 and $9,442. Assets consist of the cash accounts held by the Company. For the current quarter $13,301 of the assets were prepaid expenses. The remainder of assets was cash.

Liabilities

Our total liabilities were $1,500 at September 30, 2015, compared to $5,760 at December 31, 2014. The decrease was primarily due to a reduction of accounts payables paid by the Company and the elimination of $8,000 of debt due to a shareholder in exchange for common units.

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

With respect to the period ending September 30, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2015, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective.  Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company. The Private Placement is expected to occur in multiple tranches. For the first tranche, on September 4, 2015, the Company issued 10,000,000 shares of its unregistered Common Units to the Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. The proceeds were used for working capital of the Company.

In subsequent tranches, Kevin Frija will purchase an additional 40,000,000 Common Units. The Company expects to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September 2016. No placement agent participated in the Private Placement.

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

In August 2015, the Company issued 1,980,000 of the Company’s Common Units to the former CEO, Jon Pan in exchange for repayment of funds advanced of $8,000 and future consulting services totaling $11,800.

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated September 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

Item 3.   Defaults upon Senior Securities.

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.   Exhibits.

Exhibit No.:	Description:
3.1*	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2**	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P.

3.3*	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4*	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

31.1**	Certification by Kevin Frija, Principal Executive Officer of Soleil Capital L.P. pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification by Kevin Frija, Principal Executive Officer of Soleil Capital L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated herein by reference

**Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VPR Brands, LP
Date: November 11, 2015	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)