Form 10-K
period 2015-12-31
VPR Brands, LP.
filed 2016-04-07
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 000-54435

VPR BRANDS, LP

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 NW 167th Street, Miami, Florida	33055
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
(954) 684-8288

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,260,063 based on the last reported sale price of our common stock on the OTCPK, which was $1.50 per share on August 7, 2015. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant's voting and non-voting common units representing limited partner interests outstanding as of March 30, 2016 was 44,292,125.

Documents Included by reference: None

VPR Brands, LP

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "VPR Brands," the Company,” "we," "our" and or "us," refer to VPR Brands, LP

PART I

Item 1.

DESCRIPTION OF BUSINESS

Our Business

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) which are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELUIM” brand;
•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

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

Our Electronic Cigarettes, Personal Vaporizers

Electronic Cigarettes

We have developed a line of electronic cigarette e liquids which are currently sold under the brand name “Helium.” We plan to develop a complete line of disposable and rechargeable electronic cigarettes and personal vaporizers. Our electronic cigarettes will be available in multiple sizes, puff counts, flavors and nicotine strengths.

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

The Market for Electronic Cigarettes, US, China

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

Global Market

The global e-cigarette market is expected to grow over $50 billion by 2025, at an estimated compound annual growth rate (“CAGR”) of 22.36% from 2015 to 2025. The market will witness a staggering growth until 2017, by when most of the regulatory and policy framework will fall into place. The growth rate will significantly increase thereafter, with significant revenue generation from evolving markets of Asia Pacific (“APAC”) and Europe.

Moreover, while disposable e-cigarettes dominated the global e-cigarette product market till 2014, rechargeable e-cigarettes, followed by personal vaporizers and mods will soon take over the top market positions in terms of revenue generation. The U.S. market will continue with its dominance through the forecast period, however, China is expected to grow at the fastest CAGR to become the second largest revenue generating country by the end of 2025.

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical or demographical.

Our sales and distribution channels are:

•	Direct Sales and Distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive Territory and Exclusive Channel Distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas station).

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/E-commerce Sales, where we sell directly to end users through one of our internet websites and or landing pages.

Business Strategy

VPR Brands is a technology holding company, whose assets include issued U.S. and Chinese patents for atomization related products including technology for medical marijuana vaporizers and electronic cigarette products and components. The company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes (also known as ecigs or e-cigs) are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette and personal vaporizer patents (the "Patents") are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELUIM” brand;
•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Our branded electronic cigarette e-liquids: HELIUM

We design, develop and market electronic cigarette e liquids sold under the Heluim brand. Our electronic cigarette e liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Heluim brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

On March 4, 2016, the Company announced a new e-liquid innovation, namely Helium Hi Definition E-Liquid, that is chilled 20 degrees below room temperature by mini-chillers or desktop chillers designed by the Company to maintain optimum flavor, freshness and aroma by cooling the e-liquids (reducing the escape of molecules from the mixture of e-liquids into the headspace). Helium Hi Definition E-Liquid will come in (i) a 50ml, squeezable bottle with a drip tip, for our mini chillers, (ii) a 180ml bottle for our personal desktop chiller, or (iii) a sample pack of the 5 flavors offered which are a one-time use in 2ml tubes that are air tight. Helium Hi Definition E-Liquids were available for pre-orders on March 15, 2016 on VapeHelium.com and will be available for sale in Vape shops in the United States by April 1, 2016.

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

Private label

As an extension of our plan to license our technology to other electronic cigarette companies, we plan to offer private label manufacturing programs for electronic cigarette companies that would rather purchase a finished manufactured product, rather than simply purchasing a license to manufacture their products using our technology. We believe that we have a greater understanding of the manufacturing process than a licensee would and that we can better oversee the manufacturing process of our patented technologies and offer a more reliable and higher quality product through our supply chain than can otherwise be achieved by third parties.

Corporate Information

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we amended our articles of incorporation to change our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e liquids marketed under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e liquids brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

Since our inception, the Company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company’s new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership. In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents. Prior to the Company’s decision to design, develop and market electronic cigarette e liquids sold under the Heluim brand in March 2016, the Company had designed, developed and marketed electronic cigarettes sold under the RED brand.

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among the Company and Guocheng "Greg" Pan, a natural person, pursuant to which the Company agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, the Company issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of the Company and a warrant to purchase 2,000,000 common units representing limited partnership units of the Company. The warrants entitle Mr. Pan (or his designees) to purchase common units of the Company at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

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

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company. The Private Placement has been expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija has the right to buy an additional 40,000,000 Common Units at a purchase price of $0.01 per share. The Company has been expecting to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent has participated in the Private Placement.

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

On December 9, 2015, Kevin Frija sold an aggregate of 9,000,000 of his shares of Common Units at a sale price of $0.01 per share (for an aggregate of $90,000) to Jacob Levy (1,000,000 shares), Nissim Levy (1,000,000 shares), Sara Morad (1,000,000 shares), Yaron Edery (1,000,000 shares), Barry Rub (2,000,000 shares), Hannah Frija (2,000,000 shares), and Ralph Frija (1,000,000 shares).

On March 28, 2016, Mr. Frija exercised a right to buy 15,000,000 shares of the Common Units at a purchase price of $0.01 per share, resulting in 15,000,000 shares of Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, pursuant to the terms of the Frija Share Purchase Agreement, leaving a balance of 25,000,000 shares of Common Units to purchase at $0.01 per share under the right to buy under the Frija Share Purchase Agreement.

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

We cannot predict the impact the regulations may have on our company specifically or the electronic cigarette industry generally, and the effect on our business, results of operations and financial condition the regulation will have.

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

On January 28, 2016, President Obama signed the Child Nicotine Poisoning Prevention Act of 2015, legislation that "requires the packaging of liquid nicotine containers for use in electronic cigarettes to be subject to existing child poisoning prevention packaging standards."

"Liquid nicotine container" is described in the bill to: (1) include a package from which nicotine in a solution or other form is accessible through normal and foreseeable use by a consumer and that is used to hold soluble nicotine in any concentration; and (2) exclude a sealed, pre-filled, and disposable container of nicotine in a solution or other form in which such container is inserted directly into an electronic cigarette, electronic nicotine delivery system, or other similar product, if the nicotine in the container is inaccessible through customary or reasonably foreseeable handling or use, including reasonably foreseeable ingestion or other contact by children.

The definition covers bottles of refillable nicotine-containing e-liquid sold directly to consumers for use in "open-system" electronic vaping devices, but not packaging for zero-nicotine e-liquid, according to a report by The National Law Review.

Special packaging requirements also would not apply to "closed-system" e-cigarettes (cigalikes) where the e-liquid is not intended to come into contact with or be handled by the consumer, said the report.

The new bill, which would take effect 180 days after it was signed into law, does not limit or preempt the U.S. Food & Drug Administration's (FDA) authority to regulate e-cigarettes, and the FDA would still be empowered to impose its own packaging requirements, the report said.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Employees

As of December 31, 2015, our CEO Kevin Frija was our sole employee, Mr. Frija is not represented by a collective bargaining agreement and we believe that our relationship with our sole employee is good.

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

As of December 31, 2015, we had an accumulated deficit of $(5,632,807) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. In addition, the independent registered public accounting firm auditing our financial statements must attest to and report on the effectiveness of our internal control over financial reporting. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over our financial reporting as required by Section 404(a), investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Further, our auditors are required, under Section 404(b) of Sarbanes-Oxley, to report on the effectiveness of our internal control over financial reporting.

Currently, we do not have key person life insurance on Mr. Frija, our sole executive officer and a board member, or Greg Pan, a board member, and may be unable to obtain such insurance in the near future due to high cost or other reasons. The loss of the services of Mr. Frija, Mr. Pan or any of our key employees could have a material adverse effect on our business, if we are unable to find suitable replacements.

We Cannot Predict Our Future Capital Needs And We May Not Be Able To Secure Additional Financing.

We have limited cash on hand of $4,650 as of December 31, 2015. Any cash on hand is currently not generating any revenue from operations. We expect to raise capital required to operate our business through public or private equity offerings, debt financings and or corporate collaborations.

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

Our operating history makes it difficult to accurately predict our future success.

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

A United States Federal Court decision permits the United States Food and Drug Administration to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 and the United States Food and Drug Administration has indicated that it intends to do so.

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

Competition in the electronic cigarette and related e liquids industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

The overall U.S. market for conventional tobacco cigarettes has generally been declining in terms of volume of sales, as a result of restrictions on advertising and promotions, funding of smoking prevention campaigns, increases in regulation and excise taxes, a decline in the social acceptability of smoking, and other factors, and such sales are expected to continue to decline. In 2014, a national drug store chain, namely CVS Health, ceased selling tobacco products. If other national drug store chains also decide to cease selling tobacco products, cigarette sales could decline further. While the sales of electronic cigarettes have been increasing over the last several years, the electronic cigarette market is only developing and is a fraction of the size of the conventional tobacco cigarette market. A continual decline in cigarette sales may adversely affect the growth of the electronic cigarette market, which could have a material adverse effect on our business, results of operations and financial condition.

Our Patents and our ability to enforce them.

We have a portfolio of issued US and Chinese Patents, however we cannot provide any assurances that our patents will not be challenged and if challenged, will be upheld and deemed valid. Furthermore our efforts to enforce our patent may be costly and there can be no assurances that should we seek to prosecute and enforce our patents, that we will be victorious and even if we are victorious, we can not provide assurances that our efforts would result in damages, licensing fees or removing the infringing products from the market. Moreover, if we are not able to retain counsel on a contingency basis, we may be unable to pursue prosecution of the infringers of our Patents.

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

The loss of our CEO or any of our key employees could adversely affect our business. As a member of the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our manufacturers are based in China. Certain Chinese factories and the products they export have been the source of safety concerns and recalls, which is generally attributed to lax regulatory, quality control and safety standards. Should Chinese factories continue to draw public criticism for exporting unsafe products, whether those products relate to our products or not we may be adversely affected by the stigma associated with Chinese production, which could have a material adverse effect on our business, results of operations and financial condition.

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

We depend on Our General partner and its managers Messrs. Kevin Frija and Greg Pan.

Our performance is directly correlated to the performance of our general partner. Due in part to our size, the loss of the services of Messrs. Frija and Pan would have a material adverse effect on us, including on a short term basis, and until a replacement could be found, the continuity of our operations.

We do not carry any "key man" insurance that would provide us with proceeds in the event of the death or disability of any of our principals.

Rights of Limited Partners are significantly different than rights of Shareholders of a corporation.

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our operating agreement. For example, limited partners do not elect persons to our board of directors. Our general partner has limited call rights to our securities; please read carefully the Agreement of Limited Partnership of VPR Brands which governs the relationship between us and our unit-holders.

Our general partner Soleil Capital Management LLC is solely responsible for our operations.

The current managers of our general partner, Soleil Capital Management L.L.C., are Kevin Frija, who is our current executive officer, Chairman, and a director, and Greg Pan, who is a director. Through Soleil Capital Management L.L.C, Messrs. Frija and Pan manage all of our operations and activities. The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that will be responsible for the oversight of our business and operations. Our general partner's board of directors will be elected in accordance with its limited liability company agreement, where Mr. Frija (or, following his withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our general partner. Following the withdrawal, death or disability of Kevin Frija (and any successor founder), the power to appoint and remove the directors of our general partner will revert to the members of our general partner who hold a majority in interest in our general partner. Our common unit-holders do not elect our general partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unit holders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner.

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

Our general partner may transfer its general partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this annual report. A new general partner and/or owner could have different business objectives and/or philosophies then our current business objectives and/or philosophies, employ individuals who are less experienced in our current business, be unsuccessful in identifying new opportunities in our current area of business or have a track record that is not as successful as VPR Brand's track record. If any of the foregoing were to occur, we could experience difficulty in operating our business, and the value of our business, our results of operations and our financial condition could materially suffer.

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

Our common limited partnership units are currently listed on the Pink Sheets of the OTC Markets Group, Inc. under the stock ticker symbol "VPRB.PK," however there is no established public market for our membership Units and such a market may not develop or be sustained.

Further, the Pink Sheets of the OTC Markets Group, Inc. is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common units are not quoted on the Pink Sheets of the OTC Markets Group, Inc. or if a public market for our common units does not develop, then investors may not be able to resell the common units that they currently hold and or have purchased and may lose all of their investment.

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

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common units, regardless of our actual operating performance. As a result, security holders may be unable to sell their securities, or may be forced to sell them at a loss.

Because we can issue additional common units, purchasers of our units may incur immediate dilution and may experience further dilution.

Our general partner, controls our board of directors has the authority to cause our company to issue additional membership units without the consent of any of our unit holders. Consequently, our unit holders may experience more dilution in their ownership of our company in the future.

Our securities fall under penny stock rules. Trading of our units may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a unitholder's ability to buy and sell our units.

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

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common units, which may limit your ability to buy and sell our units and have an adverse effect on the market for our units.

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

As of March 30, 2016, we had 44,292,125 shares of our common units representing limited partnership interests outstanding. Approximately 4,320,000 of the 44,292,125 outstanding common units are eligible for resale without restriction in the public market. These represent shares owned by individuals with less than 5% ownership of the outstanding common units. If any significant number of the 4,320,000 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Item 1B. Unresolved Staff Comments

Not applicable

Item 2. Properties

The Company neither rents nor owns any properties. The Company uses the office space and equipment of its management (a related party) at no cost. Management estimates such amounts to be immaterial.

Item 3. Legal proceedings

There are no current, pending or threatened legal proceedings against the company.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Unitholder Matters

Our membership units are currently listed on the Pink Sheets of the OTC Markets Group, Inc. under the ticker symbol "VPRB.PK," however there is no established public market for our securities and such a market may not develop or be sustained. The Company's common equity is quoted at a bid price of $1.01 and an ask price of $1.01.

Holders

As of March 30, 2016, there were 27 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

Dividends and Cash Distribution Policy

We have never paid dividends and as a development stage entity we have no assets or free cash flow from operations to distribute to our common unit-holders. If we are successful in developing our business, Our intention is to distribute, from time to time, and on a pro-rata basis, to our common unit-holders VPR Brands’ net after-tax share of our annual adjusted cash flow from operations in excess of amounts determined by our general partner to be necessary or appropriate to provide for the conduct of our business and to make appropriate investments in our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Description of Common Units

Our common units represent limited partner interests in us. The holders of our common units are entitled to participate in our distributions and exercise the rights or privileges available to limited partners under our partnership agreement.

Transfer Agent and Registrar

Island Stock Transfer is the registrar and transfer agent for our common units. The registrar and transfer agent is located at 15500 Roosevelt Blvd, Clearwater, FL 33760.

Item 6. Selected Financial Data

	December 31, 2015	December 31, 2014
Total Assets	$59,350	$9,442
Total Liabilities	$16,815	$5,760
Total Revenue	$342	$814
Net Loss	$93,447	$5,420,640

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

Overview

The Company was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. The Company’s articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we amended our articles of incorporation to change our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

On December 27, 2013, the Company entered into a patent acquisition agreement (the “Purchase Agreement”), by and among VPR Brands and Guocheng “Greg” Pan, a natural person, pursuant to which VPR Brands agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the “Purchased Assets”). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, VPR Brands issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of VPR Brands and a warrant to purchase 2,000,000 common units representing limited partnership units of VPR Brands. The warrants entitle Mr. Pan (or his designees) to purchase VPR Brands common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

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

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company. The Private Placement has been expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company.

In subsequent tranches, Kevin Frija has the right to buy an additional 40,000,000 Common Units at a purchase price of $0.01 per share. The Company has been expecting to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent has participated in the Private Placement.

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

On December 9, 2015, Kevin Frija sold an aggregate of 9,000,000 of his shares of Common Units at a sale price of $0.01 per share (for an aggregate of $90,000) to Jacob Levy (1,000,000 shares), Nissim Levy (1,000,000 shares), Sara Morad (1,000,000 shares), Yaron Edery (1,000,000 shares), Barry Rub (2,000,000 shares), Hannah Frija (2,000,000 shares), and Ralph Frija (1,000,000 shares).

On March 28, 2016, Mr. Frija exercised a right to buy 15,000,000 shares of the Common Units at a purchase price of $0.01 per share, resulting in 15,000,000 shares of Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, pursuant to the terms of the Frija Share Purchase Agreement, leaving a balance of 25,000,000 shares of Common Units to purchase at $0.01 per share under the right to buy under the Frija Share Purchase Agreement.

Business Description

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e liquids marketed under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

How We Plan to Generate Revenue

VPR Brands is a technology holding company, whose assets include issued U.S. and Chinese patents for atomization related products including technology for medical marijuana vaporizers and electronic cigarette products and components. The company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes (also known as ecigs or e-cigs) are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELUIM” brand;
•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Our branded electronic cigarette e-liquids: HELIUM

We design, develop and market electronic cigarette e liquids sold under the Heluim brand. Our electronic cigarette e liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Heluim brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

On March 4, 2016, the Company announced a new e-liquid innovation, namely Helium Hi Definition E-Liquid, that is chilled 20 degrees below room temperature by mini-chillers or desktop chillers designed by the Company to maintain optimum flavor, freshness and aroma by cooling the e-liquids (reducing the escape of molecules from the mixture of e-liquids into the headspace). Helium Hi Definition E-Liquid will come in (i) a 50ml, squeezable bottle with a drip tip, for our mini chillers, (ii) a 180ml bottle for our personal desktop chiller, or (iii) a sample pack of the 5 flavors offered which are a one-time use in 2ml tubes that are air tight. Helium Hi Definition E-Liquids were available for pre-orders on March 15, 2016 on VapeHelium.com and will be available for sale in Vape shops in the United States by April 1, 2016.

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues

Our revenue for the twelve months ended December 31, 2015 and 2014 was $342 and $814, respectively.

Cost of Sales

Cost of sales for the year ended December 31, 2015 and 2014 was $146 and $402, respectively. Decrease is a result of less sales in 2015.

Operating Expenses

Operating expenses for the year ended December 31, 2015 were $93,643 as compared to $94,980 for the year ended December 31, 2014. The decrease in expenses is due to increased marketing costs as the Company introduced it’s product.

Impairment of Patent

There was expense for impairment of the Company’s patents for $5,325,258 in the year ended December 31, 2014 and none in the year ended December 31, 2015. The impairment expense was a result of the Company determining that the value of the patent should be significantly reduced.

Net Loss

Net loss for the year ended December 31, 2015 was $(93,447) compared to a net loss of $(5,419,826) for the year ended December 31, 2014. The net loss has decreased mainly as the result of the expense related to the impairment of the Company patents during 2014.

Liquidity and Capital Resources

The Company realized cash used in operations of $104,792 for year ended December 31, 2015 as compared to $64,590 used in year ended December 31, 2014. Decrease in cash used is mainly a result of cash spent on advances to suppliers related to anticipated sales in 2016.

During the years ended December 31, 2015 and 2014 the Company was provided cash from financing activities (sale of common units) of $100,000. The Company had two separate private placements in 2015 and 2014.

Assets

At December 31, 2015 and December 31, 2014, we had total assets of $59,350 and $9,442, respectively. Assets consist of the cash accounts held by the Company and advances to suppliers in the amount of $54,700 in 2015 and $9,442 of cash in 2014.

Liabilities

Our total liabilities were $16,815 at December 31, 2015, compared to $5,760 at December 31, 2014. The decrease was primarily due to a reduction of accounts payables paid by the Company.

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

The financial information required by Item 8 begins on page F-1 through F-13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountant on any matter of accounting principles, practices, or financial statement disclosure.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2015, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified the following material weakness:

Financial Reporting Process

Description of Material Weakness as of December 31, 2015

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

Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our general partner, Soleil Capital Management L.L.C.

Name	Age	Position with the Company	Since
Kevin Frija	42	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	57	Director	December 26, 2013

Mr. Kevin Frija

Mr. Kevin Frija, 42, was appointed on June 5, 2015 as the chief executive officer, president, chairman of the board of directors, and a director of the Company and as the chief executive officer, president, chairman of the board of directors, a director and a manager of the Company’s general partner, Soleil Capital Management LLC. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1million in sales to $25million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear fashions , Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to the development and growth of our Company.

Mr. Guocheng "Greg" Pan.

Mr. Greg Pan PhD, 57, has been a director of the Company and a director and a manager of the Company’s general partner, Soleil Capital Management LLC since December 26, 2013. From December 26, 2013 to June 5, 2015, Mr. Pan served as non-executive Chairman of the Board of Directors of the Company and the Company’s general partner, Soleil Capital Management LLC, prior to resigning from such positions on June 5, 2015. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan, graduated from Peking University in 1982, obtained a master degree in 1985 and a PhD from The University of Arizona in 1989. Mr. Pan is a citizen of the United States.

Mr. Jonathan Pan.

Mr. Jonathan Pan, 26, is the former chief executive officer, president and a director of the Company and former chief executive officer, president, a director and a manager of the Company’s general partner, Soleil Capital Management LLC, serving in such positions from December 26, 2013 through January 5, 2015. Mr. Pan, recently served as Vice President for Beijing GreenWorld Technologies, Ltd. ("BGT"), a firm specializing in the technological development and manufacturing of electronic cigarettes. Mr. Pan's responsibilities at BGT included, managerial operations, business development, client management and contract negotiations. Mr. Pan was central in the development of several electronic cigarette brands, XhaleO2, Cigar-Lite, Red-eCig and GreenCig. Mr. Pan graduated from UC Davis in 2008 and is a Citizen of the United States.

Family Relationships

Greg Pan, our Chairman and sole member of the Board of Directors is the father of Jon Pan.

Partnership Management and Governance

Our general partner, Soleil Capital Management L.L.C., manages all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Soleil Capital Management L.L.C. is wholly-owned and controlled by Kevin Frija. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

Soleil Capital Management L.L.C. does not receive any compensation from us for services rendered to us as our general partner. Our general partner is reimbursed by us for all expenses it incurs in carrying out its activities as general partner of the Company, including compensation paid by the general partner to its directors and the cost of directors and officers liability insurance obtained by the general partner.

The limited liability company agreement of Soleil Capital Management L.L.C. establishes a board of directors that is responsible for the oversight of our business and operations. Our general partner's board of directors is elected in accordance with its limited liability company agreement, which provides that the founders will have the power to appoint and remove the directors of our general partner. The limited liability company agreement of our general partner provides that at such time as the founders cease to be founders, such power will revert to the members of our general partner holding a majority in interest in our general partner. We refer to the board of directors of Soleil Capital Management L.L.C. as the "board of directors of our general partner." The board of directors of our general partner has a total of two members; Mr. Kevin Frija and Mr. Greg Pan, respectively.

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

After conducting an initial evaluation of a candidate, the board will interview that candidate if he believes the candidate might be suitable to be a director. If, following such interview and any consultations with senior management, Mr. Frija believes a candidate would be a valuable addition to the board of directors, they would appoint that individual to the board of directors of our general partner.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except as follows: Mr. Frija failed to timely file his Form 3.

Item 11. Executive Compensation

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

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

						Nonequity	Nonqualified
						incentive	deferred
Name &				Unit	Option	plan	compensation	All Other
Principal Position (1)(2)	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija (2) (3) CEO, President, Chairman, Director	2015	—	—	—		—	—	—	—
2014
Jonathan Pan (2) CEO and President	2015	—	—	—		—	—	—	—
	2014	—	—	—		—	—	—	—

(1) There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

(2) On June 5, 2015, Mr. Pan resigned as the chief executive officer of the Company while Mr. Frija was appointed as the chief executive officer of the Company.

(3) We have not paid Messrs. Frija or Pan any salary during the indicated years and no salary is being accrued. We do not anticipate paying any salaries for the fiscal year ended December 31, 2009. If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interests to provide a salary to our respective employees. We do not currently have an employment agreement with any of our employees

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 30, 2016.

Name and address of beneficial owner	Common units Beneficially Owned(1)(3)	Percentage of Beneficial Ownership(1)(2)(3)
5% Unitholders
Adam Laufer, 725 W. 50th Street, Miami Beach, FL 33140	2,733,908	6.2%
Jonathan Pan, 787 Adeline Ave., San Jose, CA 95135 (4)	6,080,340	13.1%

Directors and Named Executive Officers
Kevin Frija, 4401 NW 167th Street, Miami, FL 33055 (5)	41,589,408	60.0%

Guocheng Pan, 787 Adeline Ave., San Jose, CA 95135 (6)	12,381,360	26.7%

All Current Officers and Directors As a Group (2 persons) (5)(6)	53,970,768	75.7%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

(2)	On March 30, 2016, there were 44,292,125 shares of our common units outstanding.

(3)	In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 44,292,125 shares of common units outstanding (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

(4)	Includes 2,000,000 shares of common units which Jon Pan has a right to acquire for $0.01 per share within 60 days of March 30, 2016 pursuant to the terms of that certain Share Purchase Agreement, dated June 1, 2015, between the Company and Jon Pan.

(5)	Includes 25,000,000 shares of common units which Kevin Frija has a right to acquire for $0.01 per share within 60 days of March 30, 2016 pursuant to the terms of that certain Share Purchase Agreement, dated May 29, 2015, between the Company and Kevin Frija.

(6)	Includes 2,000,000 shares of common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at a price of $0.15 per share at any time within ten years from the date of the Purchase Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During years ended December 31, 2014 and 2015, the Company had made payments to related parties for expenses and reimbursement of costs.

During 2014, the Company paid $10,607 to Jon Pan for work he had done on behalf of the Company and toward reimbursement of expenses paid by Jon Pan. In addition, in 2015 the Company paid an additional $1,000 to Jon Pan Custom Management Company wholly owned by Jon Pan. Also during 2015 Jon Pan reimbursed the Company $4000 for prior expenses refunded to him . As of the current date in 2016 $1,000 has been paid to Jon Pan Custom Management.

During 2014, the Company paid $10,682 to Greenworld Technologies (“Greenworld”) for sales and marketing costs for the Company. Greenworld is a marketing company wholly owned by Jon Pan. In addition, in 2015, the Company paid an additional $5,200 to Greenworld for marketing expenses. The Company does not anticipate continuing using Greenworld in 2016.

During 2015, the Company paid InGear, Inc. $5,622 for expenses paid for by InGear and inventory that was used during the year. InGear, Inc. is a company owned by the CEO Kevin Frija. An additional $3,900 of expenses was accrued by the Company in 2015 and was paid in 2016. No payments were made to InGear in 2014. The Company expects to continue to pay InGear, Inc. in 2016 for expenses paid for on the Company’s behalf.

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

Director Independence

The company is currently traded on the Pink Sheets of the OTC Markets Group, Inc. The Pink Sheets do not have any director independence requirements. Mr. Frija is presently our sole executive officer as well as a director of the Company and Mr. Pan is a manager of our general partner which manages the Company as well as a director of the Company and as such we do not have an independent board of directors.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2015 and 2014.

Year Ended December 31, 2015
Audit Fees		$9,400	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$
Year Ended December 31, 2014
Audit Fees		$9,300	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	All financial statements

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2015 and December 31, 2014
VPR Brands, LP Statements of Operations for the two years ended December 31, 2015 & 2014
VPR Brands, LP Statements of Changes in Partners' Capital for the two years ended December 31, 2015.
VPR Brands, LP Statements of Cash Flows for the two years ended December 31, 2015 & 2014.

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

(b)	Exhibits required by Item 601 of Regulation S-K
Exhibit Number	Description of Exhibit

3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer.
32.2*	Section 1350 Certifications of Chief Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Partners’ of VPR Brands, L.P.

We have audited the accompanying balance sheets of VPR Brands, L.P. (“the Company”) (f/k/a Soleil Capital, L.P.) as of December 31, 2015 and 2014, and the related statements of operations, statement of changes in partners’ capital account, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VPR Brands, L.P. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has generated nominal revenue since inception has a net loss of $93,447 for the year ended December 31, 2015 and has an accumulated deficit of $5,638,098 as of December 31, 2015.  Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Paritz & Company, P.A.

Hackensack, NJ

April 7, 2016

VPR BRANDS, LP

BALANCE SHEETS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014
ASSETS:
Cash	$ 4,650	$ 9,442
Advances to supplier	54,700	-
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$ 59,350	$ 9,442

LIABILITIES:

CURRENT LIABILITIES AND TOTAL LIABILITIES:
Accounts payable	$ 16,815	$ 5,760
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	16,815	5,760

PARTNERS' EQUITY:

Partners' Capital 50,000,000 authorized; Common units, 29,292,125 and 17,287,125 issued and outstanding as of December 31, 2015 and December 31, 2014 respectively	5,680,633	5,548,333
Accumulated deficit	(5,638,098)	(5,544,651)
TOTAL PARTNERS' EQUITY	42,535	3,682
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$ 59,350	$ 9,442

See report of independent registered public accounting firm and notes to consolidated financial statements.

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	YEARS ENDED
	December 31, 2015	December 31, 2014
REVENUES	$342	$814
COST OF SALES	(146)	(402)
	196	412
EXPENSES:
Research and development	-	3,439
Sales and marketing expense	21,128	20,088
General and administrative	72,515	71,453
Impairment of patent	-	5,325,258
TOTAL EXPENSES	93,643	5,420,238
NET LOSS	(93,447)	(5,419,826)
LOSS PER COMMON UNIT	(0.00)	(0.37)
Weighted-Average Common Units Outstanding — Basic and Diluted	23,824,872	14,589,536

See report of independent registered public accounting firm and notes to consolidated financial statements.

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES:
Net Loss	$(93,447)	$(5,419,826)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of Patent	-	5,325,258
Shares issued for consulting sevices	19,800	-
Shares issued in exchange for services	12,500	-
Changes in operating assets and liabilities:
Prepaid Expenses	(54,700)
Accounts payable	11,055	4,010
NET CASH USED IN OPERATING ACTIVITIES	(104,792)	(90,558)
FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	100,000	100,000
Repayment of shareholder loan payable	-	(6,782)
Proceeds of loans payable-shareholder	-	6,782
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,000	100,000
(DECREASE) INCREASE IN CASH	(4,792)	9,442
CASH - BEGINNING OF YEAR	9,442	-
CASH - END OF YEAR	$4,650	$9,442

See report of independent registered public accounting firm and notes to consolidated financial statements.

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNER’S CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(AUDITED)

	Common	Partner's	Accumulated	Total
	units	Capital	Deficit	Capital
Balance at December 31, 2013	13,127,125	$5,448,333	$(124,825)	$5,323,508
Sale of Common Units	200,000	100,000		100,000
Execution of Stock Options	3,960,000
Net Loss			(5,419,826)	(5,419,826)
Balance at December 31, 2014	17,287,125	5,548,333	(5,544,651)	3,682
Common Units Issued in exchange for services	25,000	12,500		12,500
Common Units issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(93,447)	(93,447)
Balance at December 31, 2015	29,292,125	$5,680,633	$(5,638,098)	$42,535

See report of independent registered public accounting firm and notes to consolidated financial statements.

VPR BRANDS, LP

(F/K/A SOLEIL CAPITAL L.P.)
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2014 and 2015

NOTE 1. ORGANIZATION

VPR Brands, LP (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we amended our articles of incorporation to change our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

Business Description

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We market a brand of electronic cigarette e-liquids marketed under the brand “Helium” in the United States and are undertaking efforts in the future to establish distribution of our electronic cigarette brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

Revenue recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash advances to supplies, and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

There are no financial instruments measured at fair value.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Diluted net loss per share for the Company is the same as basic net loss per share, as the inclusion of common stock equivalents would be anti-dilutive.

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

Income taxes

The Company is considered a partnership for income tax purposes. Accordingly, the partners report the Partnership's taxable income or loss on their individual tax returns.

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

During the year ended December 31, 2015 the Company was no longer considered a development stage company and as such references as a development stage company are no longer included in the financial statements.

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

In May 2014, the FASB issued ASU 2014-09, which establishes a comprehensive new revenue recognition model designed to depict the transfer of goods or services to a customer in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The ASU allows for the use of either the full or modified retrospective transition method, and the standard will be effective for us in the first quarter of our fiscal year 2019, although early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, as well as which transition method we intend to use

In July 2015, the FASB issued ASU 2015-11, "Inventory." ASU 2015-11 simplifies the measurement of inventory by requiring inventory to be measured at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company does not expect ASU 2015-11 will have a material impact on its statement of financial position or financial statement disclosures.

In August 2014, the FASB issued ASU No 2014-15, "Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern," which the intent is to define the Company's responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU will be effective for the Company November 1, 2017. The Company will prospectively apply the guidance as applicable and does not expect ASU 2014-15 to have a material impact on its statement of financial position or financial statement disclosures.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated nominal revenues since inception, has a net loss of $93,447 for the year ended December 31, 2015 and has an accumulated loss of $5,638,098 at December 31, 2015. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders’, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, the Company expects to meet its current capital needs. There can be no assurance that the Company will be able raise sufficient working capital.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on cash from operations in order to satisfy its current working capital needs.

NOTE 4: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 5: RELATED PARTY

During years ended December 31, 2014 and 2015, the Company had made payments to related parties for expenses and reimbursement of costs.

During 2014, the Company paid $10,607 to Jon Pan for reimbursement expenses . In addition, in 2015 the Company paid an additional $1,000 to Jon Pan Custom Management Company, wholly owned by Jon Pan. Also during 2015 Jon Pan reimbursed the Company $4,000 for prior expenses refunded to him.

During 2014, the Company paid $10,682 to Greenworld Technologies (“Greenworld”) for sales and marketing costs for the Company. Greenworld is a marketing company wholly owned by Jon Pan. In addition, in 2015, the Company paid an additional $5,200 to Greenworld for marketing expenses.

During 2015, the Company paid InGear, Inc. $5,622 for expenses paid for by InGear and inventory that was used during the year. InGear, Inc. is a company owned by the CEO Kevin Frija. An additional $3,900 of expenses was accrued by the Company in 2015 and was paid in 2016. No payments were made to InGear in 2014.

NOTE 6: EQUITY AND COMMON UNITS

On July 10, 2014, the Company” closed on the sale of 200,000 common units representing limited partnership interests shares (“common units,”) for an aggregate of $100,000. The purchase price for each common unit was $0.50.

On September 6, 2014 Mr. Greg Pan excercised 1,980,000 warrants totaling 1,980,000 common units. In addition on September 23, 2014, Mr. Adam Laufer a shareholder exercised two million warrants each equivalent to 990,000 common units.

On August 19, 2014 Mr. Adam Frija, Ralph Frija and Jacob Levy exercised warrants equivalent to 495,000, 247,500 and 247,500 common units. The Company has zero warrants or options outstanding as of December 31, 2014.

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement has been expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its Common Units to Kevin Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija has the right to buy an additional 40,000,000 Common Units at a purchase price of $0.01 per share. The Company has been expecting to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent has participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company has named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration his resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with John Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

The Company, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

In April 2015, the Company issued 25,000 of the Company’s Common Units to a third party in exchange for consulting sales and marketing services for the Company valued at $12,500.

In August 2015, the Company issued 1,980,000 of the Company’s common unit to the former CEO, Jon Pan in exchange consulting services totaling $19,800.

NOTE 7: ASSET PURCHASE AND INTANGIBLE ASSET

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among VPR Brands and Guocheng "Greg" Pan, pursuant to which VPR Brands agreed to purchase certain electronic cigarette patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased assets, VPR Brands issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of VPR Brands and a warrant to purchase 2,000,000 common units representing limited partnership units of VPR Brands. The warrants entitle Mr. Pan (or his designees) to purchase VPR Brands common units at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

Patents were valued based on number of shares issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. During the year ended December 31, 2014 the Company determined due to lack of sales and projected sales and competition in the industry the value of the patent should be significantly reduced. As a result the Company has impaired the entire patent in 2014.

NOTE 7: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements have been issues. Other then what is discussed below, there have been no other subsequent events

On March 28, 2016, Mr. Frija exercised a right to buy 15,000,000 shares of the Common Units at a purchase price of $0.01 per share, resulting in 15,000,000 shares of Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, pursuant to the terms of the Frija Share Purchase Agreement, leaving a balance of 25,000,000 shares of Common Units to purchase at $0.01 per share under the right to buy under the Frija Share Purchase Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

Date: April 6, 2016	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer &	April 6, 2016
Kevin Frija	Principal Financial Officer)

/s/Greg Pan	Director	April 6, 2016
Greg Pan