Form 10-Q
period 2016-03-31
VPR Brands, LP.
filed 2016-05-16
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54435

VPR BRANDS, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4401 NW 167th Street, Miami, FL	33055
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (954) 684-8288

N/A	N/A
(Former Address of Principal Executive Offices)	(Zip Code)

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

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of May 13, 2016 was 45,012,125

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VPR BRANDS, L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS:
Cash	$35,470	$4,650
Inventory	136,118	-
Advances to supplier	-	54,700
TOTAL CURRENT ASSETS	171,588	59,350

TOTAL ASSETS	171,588	59,350

LIABILITIES:

CURRENT LIABILITIES AND TOTAL LIABILITIES:
Accounts payable	22,998	16,815
Due to related party	17,060	-
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	40,058	16,815

PARTNERS’ EQUITY:

Partners’ Capital: Common units, 44,292,125 and 29,292,125 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	5,830,633	5,680,633
Accumulated deficit	(5,699,103)	(5,638,098)
TOTAL PARTNERS’ EQUITY	131,530	42,535
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$171,588	$59,350

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, L.P

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

REVENUES	$-	$342

EXPENSES:
Selling, general and administrative	61,005	6,423
TOTAL EXPENSES	61,005	6,423
NET LOSS	(61,005)	(6,081)
LOSS PER COMMON UNIT	(0.00)	(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	36,792,125	17,287,125

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, L.P.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

OPERATING ACTIVITIES:
Net Loss	$(61,005)	$(6,081)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(136,118)
Prepaid expenses	54,700
Accounts payable	6,183	(3,000)
Due to related party	17,060	-
NET CASH USED IN OPERATING ACTIVITIES	(119,180)	(9,081)

FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	150,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	150,000	-

INCREASE (DECREASE) IN CASH	30,820	(9,081)

CASH - BEGINNING OF PERIOD	4,650	9,442

CASH - END OF PERIOD	$35,470	$361

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Common	Partners’	Comprehensive	Total
	units	Capital	Income (Loss)	Partner’s Capital

Balance at December 31, 2014	17,287,125	5,548,333	(5,544,651)	3,682
Shares Issued in exchange for services	25,000	12,500		12,500
Shares issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(93,447)	(93,447)
Balance at December 31, 2015	29,292,125	5,680,633	(5,638,098)	42,535
Private Placement	15,000,000	150,00		150,000
Net Loss			(61,005)	(61,005)
Balance at March 31, 2016	44,292,125	5,830,633	(5,699,103)	131,530

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

NOTE 1: BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto for the period ended December 31, 2015 in our Form 10-K filed on April 7, 2016 with the SEC. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

Business Description

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

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e-liquids marketed under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e-liquids brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception, has incurred a net loss of $61,005 for the three months ended March 31, 2016, and has an accumulated deficit of $5,699,103 at March 31, 2016. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 5: RELATED PARTY

During the three months ended March 31, 2016, the Company used the services of a related party and incurred cost of $17,060 which has been accrued as of March 31, 2016.

NOTE 6: PARTNER EQUITY/COMMON UNITS

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

In connection with the Share Purchase Agreement, the Company named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s prior chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration his resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

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

On March 28, 2016, pursuant to the terms of the Frija Share Purchase Agreement, Mr. Frija exercised a right to buy 15,000,000 shares of the Common Units at a purchase price of $0.01 per share, resulting in 15,000,000 shares of Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, leaving a balance of 25,000,000 shares of Common Units to purchase at $0.01 per share under the right to buy under the Frija Share Purchase Agreement.

NOTE 7: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: SUBSEQUENT EVENTS

On April 29, 2016, the Company issued an aggregate of 720,000 common units, valued at $0.02 per common unit (for an aggregate of $14,400), to four consultants as total compensation paid-in-advance for services related to product development, creative direction and sales and marketing to be provided under their respective consulting agreements with the Company.

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

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the US and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e-liquids marketed under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e-liquids brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of e-liquids under the “HELUIM” brand;
•	Design, market and distribute electronic cigarettes;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and
•	Develop private label manufacturing programs.

Our branded electronic cigarette e-liquids: HELIUM

We design, develop and market electronic cigarette e-liquids sold under the Heluim brand. Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Heluim brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

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

Employees

We currently have no employees.

Comparison of the Three Month Period Ended March 31, 2016 to the Three Month Period Ended March 31, 2015

Revenues

Revenues for the three months ended March 31, 2016 were $0 as compared to $342 for the quarter ended March 31, 2015. The decrease is a result of decreased sales of the Company’s products in the quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $61,005 as compared to $6,423 for the quarter ended March 31, 2015. The increase in operating expenses are due to an increase in general and administrative expenses for travel and trade shows the Company is participating in for the quarter..

Net Loss

Net loss for the three months ended March 31, 2016 was $(61,005) compared to a net loss of $(6,081) for the quarter ended March 31, 2015. The increased loss is a result of increased expenses as discussed above.

Liquidity and Capital Resources

The Company realized cash used in operations of $119,180 for the three months ended March 31, 2016 as compared to $9,081 used in three months ended March 31, 2015. The decrease in cash used is mainly a result of purchases of inventory to be sold in the second quarter.

During the three months ended March 31, 2016 and 2015 the Company was provided cash from financing activities of $150,000 and $0, respectively. The proceeds were from sales of Common Units.

Assets

At March 31, 2016 and December 31, 2015, we had total assets of $171,588 and $59,350, respectively. Assets consist of the cash accounts and Inventory.. For the year ended December 31, 2015, the assets consisted of $54,700 in advances to suppliers and $4,650 in cash.

Liabilities

Our total liabilities, consisting of accounts payable, were $40,058 at March 31, 2016, compared to $16,815 at December 31, 2015. The increase was primarily due to an increase in professional fees and amounts due to a related party.

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

With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

PART II

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 28, 2016, pursuant to the terms of that certain Share Purchase Agreement dated May 29, 2015, among the Company, the General Partner and Kevin Frija (“Frija Share Purchase Agreement”), Mr. Frija exercised a right to buy 15,000,000 shares of the Common Units at a purchase price of $0.01 per share, resulting in 15,000,000 shares of Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, leaving a balance of 25,000,000 shares of Common Units to purchase at $0.01 per share under the right to buy under the Frija Share Purchase Agreement.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On April 29, 2016, the Company issued an aggregate of 720,000 common units, valued at $0.02 per common unit (for an aggregate of $14,400), to four consultants as total compensation paid-in-advance for services related to product development, creative direction and sales and marketing to be provided under their respective consulting agreements with the Company.

Item 6. Exhibits.

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

VPR Brands, LP

Date: May 16, 2016	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)