Form 10-Q
period 2016-06-30
VPR Brands, LP.
filed 2016-08-16
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of August 15, 2016 was 50,012,125.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VPR BRANDS, L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS:
Cash	$3,521	$4,650
Inventory	184,389	-
Advances to supplier	-	54,700
TOTAL CURRENT ASSETS	187,910	59,350
Fixed assets	1,345
TOTAL ASSETS	$ 189,255	$ 59,350

LIABILITIES:

CURRENT LIABILITIES AND TOTAL LIABILITIES:
Accounts payable	$ 19,558	16,815
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	$ 19,558	16,815

PARTNERS’ EQUITY:

Partners’ Capital: Common units, 50,012,125 and 29,292,125 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	5,895,033	5,680,633
Accumulated deficit	(5,725,336)	(5,638,098)
TOTAL PARTNERS’ EQUITY	169,697	42,535
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$189,255	$59,350

See accompanying Notes to Financial Statements

VPR BRANDS, L.P

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$61,526	$—	$61,526	$342
Cost of Sales	(36,936)	—	(36,936)	--
Gross Profit	24,590		24,590	342

EXPENSES:
Selling, general and administrative	50,823	23,822	111,828	30,245
TOTAL EXPENSES	50,823	23,822	111,828	30,245
NET LOSS	(26,233)	(23,822)	(87,238)	(29,903)
LOSS PER COMMON UNIT	(0.00)	(0.00)	(0.00)	(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	48,929,126	20,628,792	40,297,251	18,957,958

See accompanying Notes to Financial Statements

VPR BRANDS, L.P.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30, 2016	June 30, 2015

OPERATING ACTIVITIES:
Net Loss	$(87,238)	$(29,903)
Adjustments to reconcile net loss to cash used in operating activities:
Common Units issued in exchange for services	14,400	12,500
Changes in operating assets and liabilities:
Inventory	(184,389)
Advances to suppliers	54,700
Accounts payable and other accrued liabilities	2,743	(5,760)
NET CASH USED IN OPERATING ACTIVITIES	(199,784)	(23,163)

INVESTING ACTIVITIES:
Purchase Fixed Assets	(1,345)	--
Cash flows used in Investing Activities	(1,345)	--

FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	200,000	100,000
Proceeds of loans payable- shareholder	--	8,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	200,000	108,000

(DECREASE) INCREASE IN CASH	(1,129)	84,837

CASH - BEGINNING OF PERIOD	4,650	9,442

CASH - END OF PERIOD	$3,521	$94,279

See accompanying Notes to Financial Statements

VPR BRANDS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Common	Partners’	Accumulated	Total
	units	Capital	(Deficit)	Partner’s Capital

Balance at January 1, 2015	17,287,125	5,548,333	(5,544,651)	3,682
Shares Issued in exchange for services	25,000	12,500		12,500
Shares issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(93,447)	(93,447)
Balance at December 31, 2015	29,292,125	5,680,633	(5,638,098)	42,535
Private Placement	20,000,000	200,000		200,000
Shares issued in exchange for services	720,000	14,400		14,400
Net Loss			(87,238)	(87,238)
Balance at June 30, 2016	50,012,125	5,895,033	(5,725,336)	169,697

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2016

NOTE 1: BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto for the period ended December 31, 2015 in our Form 10-K filed on April 7, 2016 with the SEC. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

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

On March 4, 2016, the Company announced a new e-liquid innovation, namely Helium Hi Definition E-Liquid, that is chilled 20 degrees below room temperature by mini-chillers or desktop chillers designed by the Company to maintain optimum flavor, freshness and aroma by cooling the e-liquids (reducing the escape of molecules from the mixture of e-liquids into the headspace). Helium Hi Definition E-Liquid will come in (i) a 50ml, squeezable bottle with a drip tip, for our mini chillers, (ii) a 180ml bottle for our personal desktop chiller, or (iii) a sample pack of the 5 flavors offered which are a one-time use in 2ml tubes that are air tight. Helium Hi Definition E-Liquids were available for pre-orders on March 15, 2016 on VapeHelium.com and have been available for sale in Vape shops in the United States since April 1, 2016.

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company, which Vapor’s business is operated at 3001 Griffin Road, Dania Beach, Florida 33312 (the “Dania Beach Premises”). The transactions contemplated by the Purchase Agreement closed on July 29, 2016.

See note 8, Subsequent Events for further details, concerning total considerations.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to it financial position, results of operations, and cash flow when implemented.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception, has incurred a net loss of $87,238 for the six months ended June 30, 2016, and has an accumulated deficit of $5,725,336 at June 30, 2016. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: RELATED PARTY

During the six months ended June 30, 2016, the Company used the services of a related party and incurred cost of $17,060 which was paid back during the quarter ended June 30, 2016.

NOTE 5: PARTNER EQUITY/COMMON UNITS

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement has been expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 Common Units to Kevin Frija at a purchase price of $0.01 per unit, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija has the right to buy an additional 40,000,000 Common Units at a purchase price of $0.01 per unit. The Company has been expecting to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent has participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s prior chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration his resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per unit.

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

In August 2015, the Company issued 1,980,000 of the Company’s Common Units to the former CEO, Jon Pan in exchange consulting services totaling $19,800.

On March 28, 2016, pursuant to the terms of the Frija Share Purchase Agreement, Mr. Frija exercised a right to buy 15,000,000 Common Units at a purchase price of $0.01 per unit, resulting in 15,000,000 Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, leaving a balance of 25,000,000

Common Units to purchase at $0.01 per unit under the right to buy under the Frija Share Purchase Agreement.

On April 29, 2016, the Company issued an aggregate of 720,000 common units, valued at $0.02 per common unit (for an aggregate of $14,400), to four consultants as total compensation paid-in-advance for services related to product development, creative direction and sales and marketing to be provided under their respective consulting agreements with the Company.

On May 23, 2016 ($20,000) and May 31, 2016 ($20,000)  and June 16, 2016 ($10,000), pursuant to the terms of the Frija Share Purchase Agreement, Mr. Frija exercised a right to buy 5,000,000 Common Units at a purchase price of $0.01 per unit, resulting in 5,000,000 Common Units issued to Mr. Frija in exchange for total gross proceeds of $50,000 to the Company, leaving a balance of 20,000,000 Common Units to purchase at $0.01 per unit (an aggregate purchase price of $200,000) under the right to buy under the Frija Share Purchase Agreement.

NOTE 6: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 7: SUBSEQUENT EVENTS

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company, which Vapor’s business is operated at 3001 Griffin Road, Dania Beach, Florida 33312 (the “Dania Beach Premises”). The transactions contemplated by the Purchase Agreement closed on July 29, 2016.

The consideration consisted of:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017.

In exchange for a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal.

●	The assumption by the Company of certain liabilities related to Vapor’s wholesale operations, including but not limited to the month-to-month lease for the Dania Beach Premises (“Assumption of Liabilities”).

Notwithstanding the above, pursuant to the Purchase Agreement, Vapor continues to own its accounts receivable from its wholesale operations as of July 29, 2016. However, Vapor agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note and (ii) in excess of $150,000 (up to $95,800) will be transferred to Mr. Frija as consideration for the transfer to Vapor by Mr. Frija of 1,405,910,203 shares of Vapor’s common stock that he had acquired on the open market (“Retired Shares”).

The Purchase Agreement contained customary representations, warranties, and covenants of the Company and Vapor. Vapor also agreed to a restrictive covenant prohibiting it from competing with the Company for a period of three years in the wholesale distribution of electronic cigarette products that comprise the Assets.

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

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

·	Design, market and distribute a line of e-liquids under the “HELUIM” brand;

·	Design, market and distribute electronic cigarettes;

·	Prosecute and enforce our patent rights;

·	License our intellectual property; and

·	Develop private label manufacturing programs.

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

Employees

We currently have 13 employees. This a result of the asset acquisition from Vapor Corp.

Comparison of the Three Month Period Ended June 30, 2016 to the Three Month Period Ended June 30, 2015

Revenues

We had revenues of $61,526 for the three months ended June 30, 2016, as compared to none the same period ended June 30, 2015. The increase in revenue is a result of the introduction of the Helium brand as previously discussed.

Cost of Sales

We had cost of sales of $36,936 for the three months ended June 30, 2016, as compared to none the same period ended June 30, 2015. The increase in cost of sales is a result of the introduction of the Helium brand as previously discussed.

Gross Profits

We had gross profits of $24,590 for the three months ended June 30, 2016, as compared to none the same period ended June 30, 2015. The increase in gross profits is a result of the introduction of the Helium brand as previously discussed.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were $50,823 as compared to $23,822 for the three months ended June 30, 2015. The increase in operating expenses are due to trade show expenses of $14,002 and $17,544 of travel expenses related to the rollout of the Helium brand. In addition, there is $12,588 of professional fees.

Net Loss

Net loss for the three months ended June 30, 2016 was $(26,233) compared to a net loss of $(23,822) for the three months ended June 30, 2015. The decrease in net loss is a result of increased gross profits offsetting increased operating expenses as a result of the introduction of the Helium brand as previously discussed.

Comparison of the Six Month Period Ended June 30, 2016 to the Six Month Period Ended June 30, 2015

Revenues

We had revenues of $61,526 for the six months ended June 30, 2016, as compared to $342 for the same period ended June 30, 2015. The increase in revenue is a result of the introduction of the Helium brand as previously discussed.

Cost of Sales

We had cost of sales of $36,936 for the six months ended June 30, 2016, as compared to none the same period ended June 30, 2015. The increase in cost of sales is a result of the introduction of the Helium brand as previously discussed.

Gross Profits

We had gross profits of $24,590 for the six months ended June 30, 2016, as compared to $342 the same period ended June 30, 2015. The increase in gross profits is a result of the introduction of the Helium brand as previously discussed.

Operating Expenses

Operating expenses for the six months ended June 30, 2016 were $111,828 as compared to $30,245 for the six months ended June 30, 2015. The increase in operating expenses are due to trade show expenses of $29,590 and travel expenses of $22,251 related to the rollout of the Helium brand. In addition there is $44,896 of professional fees.

Net Loss

Net loss for the six months ended June 30, 2016 was $(87,238) compared to a net loss of $(29,903) for the six months ended June 30, 2015. The increased loss is a result of increased expenses as discussed above. The increase in net loss is a result of increased operating expenses offsetting increased gross profits as a result of the introduction of the Helium brand as previously discussed.

Liquidity and Capital Resources

The Company realized cash used in operations of $199,784 for the six months ended June 30, 2016 as compared to $23,163 used in operations for the six months ended June 30, 2015. The decrease in cash used is mainly a result of purchase of inventory of $184,389.

During the six months ended June 30, 2016 and 2015 the Company was provided cash from financing activities of $200,000 and $108,000, respectively. The proceeds were from sales of Common Units.

Assets

At June 30, 2016 and December 31, 2015, we had total assets of $189,255 and $59,350, respectively. Assets consist of the cash accounts, fixed assets and Inventory of $184,389. For the year ended December 31, 2015, the assets consisted of $54,700 in advances to suppliers and $4,650 in cash.

Liabilities

Our total liabilities, consisting of accounts payable, were $19,558 at June 30, 2016, compared to $16,815 at December 31, 2015. The increase was primarily due to an increase in professional fees and amounts due to a related party.

At this time, we have not secured or identified any additional financing to execute our plan of operations over the next 12 months. We do not have any firm commitments nor have we identified sources of additional capital from third parties or from shareholders. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary, we may withdraw from certain growth strategies to conserve cash for continued operation.

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were effective. Through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

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

On May 23, 2016 ($20,000) and May 31, 2016 ($20,000)  and June 16, 2016 ($10,000), pursuant to the terms of the Frija Share Purchase Agreement, Mr. Frija exercised a right to buy 5,000,000 Common Units at a purchase price of $0.01 per unit, resulting in 5,000,000 Common Units issued to Mr. Frija in exchange for total gross proceeds of $50,000 to the Company, leaving a balance of 20,000,000 Common Units to purchase at $0.01 per unit (an aggregate purchase price of $200,000) under the right to buy under the Frija Share Purchase Agreement.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent Events.

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company, which Vapor’s business is operated at 3001 Griffin Road, Dania Beach, Florida 33312 (the “Dania Beach Premises”). The transactions contemplated by the Purchase Agreement closed on July 29, 2016.

The consideration exchanged in the transaction, in addition to the Assets, included:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017.

In exchange for a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal.

●	The assumption by the Company of certain liabilities related to Vapor’s wholesale operations, including but not limited to the month-to-month lease for the Dania Beach Premises (“Assumption of Liabilities”).

Notwithstanding the above, pursuant to the Purchase Agreement, Vapor continues to own its accounts receivable from its wholesale operations as of July 29, 2016. However, Vapor agreed to use its commercially reasonable efforts, consistent with standard industry practice, to collect such accounts receivable, and any and all amounts so collected (i) up to $150,000 (net of any refunds) in the aggregate shall be credited against payment of the Acquisition Note and (ii) in excess of $150,000 (up to $95,800) will be transferred to Mr. Frija as consideration for the transfer to Vapor by Mr. Frija of 1,405,910,203 shares of Vapor’s common stock that he had acquired on the open market (“Retired Shares”).

The Purchase Agreement contained customary representations, warranties, and covenants of the Company and Vapor. Vapor also agreed to a restrictive covenant prohibiting it from competing with the Company for a period of three years in the wholesale distribution of electronic cigarette products that comprise the Assets.

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

VPR Brands, LP

Date: August 15, 2016	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)