Form 10-Q/A
period 2016-06-30
VPR Brands, LP.
filed 2016-11-10
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

In this Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2016 (the “June 2016 Form 10-Q/A”), VPR Brands LLP (“the Company”) is updating Item 4 (Controls and Procedures) as of June 30, 2016 and for the quarter ended of June 30, 2016 as filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2016 (the “Original Filing”) to reflect changes in our assessment of internal controls over financial reporting and disclosure controls and procedures. Except for the inclusion of new certifications required by Rule 13a-14 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and as required to reflect the change in Item 4 (Controls and Procedures), no modifications or updates have been made to the financial statements or data for the quarters ended June 30, 2016 and June 30, 2015, as filed in the Original Filing.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

At the time that our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was filed on August 16, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016, and management concluded that our internal control over financial reporting was effective as of June 30, 2016. Subsequent to this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2016 and management concluded that our internal control over financial reporting was not effective as of June 30, 2016 because of continued material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed on April 7, 2016, which material weakness are reiterated below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. Therefore, our internal controls over financial reporting were not effective as of June 30, 2016.

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

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

•	We intend to establish an internal audit function and engage a public accounting firm to perform internal audit services under an outsourcing arrangement. We intend for the internal audit service provider to review the policies, procedures and systems to address the material weakness.

•	In addition to supervising all financial aspects of the Company, our CFO is also supervising our Information Technology (“IT”) functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•	In furtherance of timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements and promoting the segregation of duties, we have (i) hired experienced accounting personnel and expect to hire additional experienced accounting personnel, (ii) hired staff to handle the increased workload associated with the reporting structure in place and continue to recruit additional staff in key areas including financial reporting and tax accounting as well as we have engaged temporary staff and (iii) hired consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

•	We have provided and will continue to provide training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics.

•	We have been conducting and continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

•	We have been formalizing the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

We believe these additional internal controls will be effective in remediating the material weakness described above; however, we may determine to modify the remediation plan described above by adding remedial steps to or modifying or no longer pursuing (if determined to be unnecessary in remediating the material weakness) the remedial steps set forth above. Until the remediation steps set forth above are fully implemented, the material weakness described above will continue to exist. Notwithstanding, through the use of external consultants and the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its CEO and CFO, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certifications of Chief Executive Officer (filed as Exhibit 32.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016).
32.2	Section 1350 Certifications of Chief Financial Officer (filed as Exhibit 32.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016).

101.INS	XBRL Instance (filed as Exhibit 101.INS to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

101.SCH	XBRL Taxonomy Extension Schema (filed as Exhibit 101.SCH to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

101.CAL	XBRL Taxonomy Extension Calculation (filed as Exhibit 101.CAL to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

101.DEF	XBRL Taxonomy Extension Definition (filed as Exhibit 101.DEF to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

101.LAB	XBRL Taxonomy Extension Labels (filed as Exhibit 101.LAB to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

101.PRE	XBRL Taxonomy Extension Presentation (filed as Exhibit 101.PRE to the Company’s Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on August 16, 2016)

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VPR Brands, LP

Date: November 10, 2016	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

5