Form 10-Q
period 2016-09-30
VPR Brands, LP.
filed 2016-11-21
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(954) 684-8288

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of November 14, 2016 was 50,672,125.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VPR BRANDS, L.P.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS:
Cash	$214,192	$4,650
Accounts Receivable(Net of Allowance)	445,831	–
Inventory	216,071	–
Advances to supplier	–	54,700
TOTAL CURRENT ASSETS	876,094	59,350
Intangible Assets	27,285	–
Fixed Assets, net of accumulated depreciation of -0- for September 30, 2016 and December 31, 2015	10,446	–
TOTAL ASSETS	$913,825	$59,350

LIABILITIES:

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$59,593	$16,815
Notes Payable-Current Portion	246,000	–
TOTAL CURRENT LIABILITIES	305,593	16,815
LONG TERM LIABILITIES:
Notes Payable	546,918	–
TOTAL LIABILITIES	852,511	16,815

PARTNERS’ EQUITY:

Partners’ Capital; Common units, 50,672,125 and 29,292,125 issued and outstanding as of September 30, 2016 and December 31, 2015 respectively	5,908,233	5,680,633
Accumulated deficit	(5,846,919)	(5,638,098)
TOTAL PARTNERS’ EQUITY	61,314	42,535
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$913,825	$59,350

See accompanying Notes to Financial Statements

VPR BRANDS, L.P

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUES	$608,354	$–	$669,880	$342
Cost of Sales	(409,800)	–	(446,736)	–
Gross Profit	198,554	–	223,144	342

EXPENSES:
Selling, General and Administrative	312,856	18,662	424,684	48,907
TOTAL EXPENSES	312,856	18,662	424,684	48,907
NET OPERATING LOSS	(114,302)	(18,662)	(201,540)	(48,565)
OTHER INCOME AND EXPENSE:
Interest Income	12		12
Interest Expense	(7,293)		(7,293)
TOTAL OTHER EXPENSES	(7,281)	–	(7,281)	–
NET LOSS	(121,583)	(18,662)	(208,821)	(48,565)
LOSS PER COMMON UNIT	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	50,672,125	28,632,125	43,545,458	22,182,680

See accompanying Notes to Financial Statements

VPR BRANDS, L.P.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2016	September 30, 2015

OPERATING ACTIVITIES:
Net Loss	$(208,821)	$(48,565)
Adjustments to reconcile net loss to cash used in operating activities:
Shares issued for services	27,600	32,300
Changes in operating assets and liabilities:
Inventory	(474,814)	–
Accounts Receivable	219,353	–
Prepaid Expenses	54,700	(13,301)
Customer Deposits	(63,726)	–
Accrued Interest	7,293
Accounts payable	42,778	(4,260)
NET CASH USED IN OPERATING ACTIVITIES	(395,637)	(33,826)

INVESTING ACTIVITIES:
Purchase of fixed assets	(10,446)	–
Cash flows used in investing activities:	(10,446)	–

FINANCING ACTIVITIES:
Proceeds from notes payable	500,000	–
Payments notes payable-Acquisition	(84,375)	–
Proceeds from private placement offering of common units	200,000	100,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	615,625	100,000

(DECREASE) INCREASE IN CASH	209,542	66,174

CASH - BEGINNING OF PERIOD	4,650	9,442

CASH - END OF PERIOD	$214,192	$75,616

SCHEDULE OF NON-CASH ACTIVITY:
FOR ACQUISITION:
Customer List and Brand Name	$27,285	$–
Inventory	258,743	–
Accounts Receivable	147,698	–
Customer Deposits	(63,726)	–
Notes Payable	(370,000)	–
Net Cash Paid	$–	$–

See accompanying Notes to Financial Statements

VPR BRANDS, L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(UNAUDITED)

	Common units	Partners’ Capital	Accumulated Deficit	Total Partner’s Capital

Balance at January 1, 2015	17,287,125	5,548,333	(5,544,651)	3,682
Common Units Issued in exchange for services	25,000	12,500		12,500
Common Units issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(93,447)	(93,447)
Balance at December 31, 2015	29,292,125	$5,680,633	$(5,638,098)	$42,535
Shares Purchased Per Agreement	20,000,000	200,000		200,000
Shares Issued in Exchange for Services	1,380,000	27,600		27,600
Net Loss			(208,821)	(208,821)
Balance at September 30, 2016	50,672,125	$5,908,233	$(5,846,919)	$61,314

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 1: BASIS OF PRESENTATION AND BUSINESS DESCRIPTION

The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company’s most recent audited financial statements and notes thereto for the period ended December 31, 2015 in our Form 10-K filed on April 7, 2016 with the SEC. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, or any other period.

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

See note 4, Asset Purchase and Secured Borrowing for further details, concerning total considerations.

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

The Company may issue restricted stock to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

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

Income taxes

The Company is considered a partnership for income tax purposes. Accordingly, the partners report the Partnership’s taxable income or loss on their individual tax returns.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated minimal revenues since inception, has incurred a net loss of $208,821 for the nine months ended September 30, 2016, and has an accumulated deficit of $5,846,919 at September 30, 2016. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its shareholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: ASSET PURCHASE AND SECURED BORROWING

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company. The transactions contemplated by the Purchase Agreement closed on July 29, 2016.

The consideration consisted of:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $288,171.

In exchange for a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. Current balance including accrued interest is $504,747.

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

The purchase consideration paid to the Seller was allocated to the preliminary fair value of the net tangible assets acquired, The preliminary purchase price allocation was based, in part, on management’s knowledge of Vapor Corp. business.

Assets acquired and liabilities assumed at fair value
Customer List and Brand Name	$27,285
Inventory	$258,743
Accounts Receivable	$147,698
Customer Deposits	$(63,726)
Note Payable-Short term (paid by Acct. Receivable)	$(370,000)

The following presents the unaudited pro-forma combined results of operations of the Company with Vapor Corp. as if both Acquisitions occurred on January 1, 2015.

	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$877,805	$1,894,822	$5,592,433	$4,872,895
Cost of Sales	(644,896)	(1,517,327)	(4,661,874)	(4,215,138)
Gross Profit	232,909	377,495	930,559	657,757

EXPENSES:
Selling, General and Administrative	380,325	620,747	955,978	1,332,505
TOTAL EXPENSES	380,325	620,747	955,978	1,332,505
NET LOSS	(147,416)	(243,252)	(25,419)	(674,748)
LOSS PER COMMON UNIT	(0.00)	(0.02)	(0.00)	(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	44,292,125	15,156,473	39,292,125	22,182,680

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained had the Company closed the acquisition effective 1/1/15.

NOTE 5: RELATED PARTY

During the nine months ended September 30, 2016, the Company used the services of a related party of the Company owned by its CEO, and incurred cost of $21,393.

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

On August 18, 2016, the Company issued 660,000 of the Company’s Common Units to employees and consultants of the Company. The shares were issued for services totaling $13,200.

NOTE 7: NOTES PAYABLE

As per the acquisition of certain assets of Vapor Corp. the Company secured two notes payable to Vapor Corp.

Term	Original Amount	Current Balance	Rate
One Year Note	$370,000	$288,171	4.5%
Three Year Note	500,00	504,747	Prime + 2%

NOTE 10: COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 9: SUBSEQUENT EVENTS

None

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

Recent Developments

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

Employees

We currently have 13 employees as a result of the asset acquisition from Vapor Corp.

Comparison of the Three Month Period Ended September 30, 2016 to the Three Month Period Ended September 30, 2015

Revenues

We had revenues of $ 608,354 for the three months ended September 30, 2016, as compared to none the same period ended September 30, 2015. The increase in revenue is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Cost of Sales

We had cost of sales of $409,800 for the three months ended September 30, 2016, as compared to none the same period ended September 30, 2015. The increase in costs of sales is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Gross Profits

We had gross profits of $198,554 or the three months ended September 30, 2016, as compared to none the same period ended September 30, 2015. The increase in gross profits is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Operating Expenses

Operating expenses for the three months ended September 30, 2016 were $312,856 as compared to $18,662 for the three months ended September 30, 2015. The increase in operating expenses are due to payroll expenses related to the acquisition of the assets of Vapor Corp. and the employees to run the business.

Other Income and Expense:

We had interest expense of $7,293 for the two loans originated from the acquisition. Also the Company had $12 of interest income from its bank accounts.

Net Loss

Net loss for the three months ended September 30, 2016 was $(121,583) compared to a net loss of $(18,662) for the three months ended September 30, 2015. The increase in net loss is a result of increased operating expenses as a result of acquisition of the assets of Vapor Corp offset by the increased gross profits.

Comparison of the Nine Month Period Ended September 30, 2016 to the Nine Month Period Ended September 30, 2015

Revenues

We had revenues of $ 669,880 for the nine months ended September 30, 2016, as compared to $342 the same period ended September 30, 2015. The increase in revenue is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Cost of Sales

We had cost of sales of $446,736 for the nine months ended September 30, 2016, as compared to none the same period ended September 30, 2015. The increase in cost of sales is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Gross Profits

We had gross profits of $223,144 for the nine months ended September 30, 2016, as compared to $342 the same period ended September 30, 2015. The increase in gross profits is a result of the acquisition of the assets from Vapor Corp. and the related customers acquired in the acquisition.

Operating Expenses

Operating expenses for the nine months ended September 30, 2016 were $424,884 as compared to $48,907 for the three months ended September 30, 2015. The increase in operating expenses are due to payroll expenses related to the acquisition of the assets of Vapor Corp. and the employees to run the business.

Other Income and Expense:

We had interest expense of $7,293 for the two loans originated from the acquisition. Also the Company had $12 of interest income from its bank accounts.

Net Loss

Net loss for the nine months ended September 30, 2016 was $(208,821) compared to a net loss of $(48,565) for the three months ended September 30, 2015. The increase in net loss is a result of increased operating expenses as a result of acquisition of the assets of Vapor Corp off set by the gross profits.

Liquidity and Capital Resources

The Company realized cash used in operations of $395,637 for the nine months ended September 30, 2016 as compared to $33,826 used in operations for the nine months ended September 30, 2015. The decrease in cash used is mainly a result of purchase of inventory of $474,814 offset by accounts receivable collected of $219,353. Accounts receivable collected mainly result of those acquired from Vapor Corp.

During the nine months ended September 30, 2016 and 2015 the Company was provided cash from financing activities of $615,625 and $100,000, respectively. The proceeds were from a $500,000 loan from Vapor Corp and $200,000 of proceeds from a private placement from the CEO. As per terms of the agreements previously discussed.

Assets

At September 30, 2016 and December 31, 2015, we had total assets of $913,825 and $59,350, respectively. Assets mainly consist of the cash accounts, accounts receivable, fixed assets and inventory of $866,540. For the year ended December 31, 2015, the assets consisted of $54,700 in advances to suppliers and $4,650 in cash.

Liabilities

Our total liabilities, consisting of accounts payable and notes payable, were $852,511 at September 30, 2016, compared to $16,815 at December 31, 2015. The increase was primarily due to an increase in notes payable of $792,918 as part of the loans by Vapor Corp. in connection with the acquisition of assets from Vapor Corp.

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

With respect to the period ending September 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending September 30, 2016, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective because of continued material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2015 which was filed on April 7, 2016, which material weakness are reiterated below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. Therefore, our internal controls over financial reporting were not effective as of September 30, 2016.

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

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

•	We intend to establish an internal audit function and engage a public accounting firm to perform internal audit services under an outsourcing arrangement. We intend for the internal audit service provider to review the policies, procedures and systems to address the material weakness.

•	In addition to supervising all financial aspects of the Company, our Chief Financial Officer is also supervising our Information Technology (“IT”) functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

•	In furtherance of timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements and promoting the segregation of duties, we have (i) hired experienced accounting personnel and expect to hire additional experienced accounting personnel, (ii) hired staff to handle the increased workload associated with the reporting structure in place and continue to recruit additional staff in key areas including financial reporting and tax accounting as well as we have engaged temporary staff and (iii) hired consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

•	We have provided and will continue to provide training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics.

•	We have been conducting and continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

•	We have been formalizing the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 18, 2016, the Company issued 660,000 of the Company’s Common Units to employees and consultants of the Company. The shares were issued for services totaling $13,200.

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

VPR Brands, LP

Date: November 21, 2016	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)