Form 10-K
period 2016-12-31
VPR Brands, LP.
filed 2017-04-17
CIK 1376231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 000-54435

VPR BRANDS, LP

(Exact name of Registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road, Ft. Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(954) 684-8288

4401 NW 167TH Street, Miami, FL 33055

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,638,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 17, 2017 was 50,099,233.

Documents Included by reference: None

VPR Brands, LP

TABLE OF CONTENTS

PART I

Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 7. Management’s Discussion And Analysis of Financial Condition And Results of Operations
Item 8. Financial Statements and Supplemental Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “VPR Brands,” the Company,” “we,” “our” and or “us,” refer to VPR Brands, LP

PART I

Item 1.

DESCRIPTION OF BUSINESS

Our Business

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) which are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

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

Our Patents

We own a portfolio of U.S. and Chinese issued patents, which include:

•	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012,

•	Multifunctional Electronic Inhaler, Patent ZL2011-2-0096290.6 as issued by the Patent Office Of The People’s Republic Of China on 11/23/2011,

•	Electronic Pipe, Patent ZL2008-2-0123801.7 as issued by the Patent Office Of The People’s Republic Of China on September 2, 2009,

•	Atomizer for Electronic Cigarette, Patent ZL2008-2-0109333.8 as issued by the Patent Office Of The People’s Republic Of China on May 20, 2009,

•	Electronic Cigarette, Patent ZL2009-2-0106627.x as issued by the Patent Office Of The People’s Republic Of China on January 3, 2010,

•	Disposable Integrated E-Atomizing Inhaler, Patent ZL2008-2-0124683.1 as issued by the Patent Office Of The People’s Republic Of China on January 13, 2010,

•	Electronic Atomizer, Patent ZL2008-3-0084421.2 as issued by the Patent Office Of The People’s Republic Of China on May 27, 2009, and

•	Electronic Cigar, Patent ZL2008-3-0132968.5 as issued by the Patent Office Of The People’s Republic Of China on October 10, 2009.

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

Business Strategy

VPR Brands is a holding company, whose assets include issued U.S. and Chinese patents for atomization related products including technology for medical marijuana vaporizers and electronic cigarette products and components. The company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes (also known as ecigs or e-cigs) are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Our branded electronic cigarette e-liquids: HELIUM

We design, develop and market electronic cigarette e liquids sold under the Helium brand. Our electronic cigarette e liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Helium brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

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

Corporate Information

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we amended our articles of incorporation to change our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

Since our inception, the Company has generated nominal revenues through the sale of software items related to the job search industry and in 2009 management actively explored opportunities to manage private capital, specifically the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company’s new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership. In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents. Prior to the Company’s decision to design, develop and market electronic cigarette e liquids sold under the Helium brand in March 2016, the Company had designed, developed and marketed electronic cigarettes sold under the RED brand.

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

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company, which Vapor’s business is operated at 3001 Griffin Road, Dania Beach, Florida 33312. The Vapor acquisition and the line of business was accounted for using the purchase method. The cost of the acquisition is measured at the aggregate of the fair values, at the date of the exchange, of assets given and liabilities incurred or assumed in exchange for the business line acquired. The acquiree’s identifiable assets and liabilities are recognized at their fair values at the acquisition date.

The Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company sold to Diamond Rock a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. On November 29, 2016, DiamondRock advanced the first tranche to the Company in the amount of $71,250, which reflected the first borrowing in the amount of $75,000, less the prorated portion of the original issue discount.

Amounts advanced under the Note bear interest at the rate of 8% per year, and the maturity date for each tranche is 12 months from the funding of the applicable tranche. The Company may prepay any amount outstanding under the Note prior to the actual maturity date for a 35%.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into shares of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

If at any time while the Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (covering certain exchange transactions), then a liquidated damages charge of 25% of the outstanding principal balance of the Note at that time will be assessed and will become immediately due and payable to DiamondRock, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and DiamondRock.

The Note also contains a right of first refusal such that, if at any time while the Note is outstanding, the Company has a bona fide offer of capital or financing from any 3rd party that the Company intends to act upon, then the Company must first offer such opportunity to DiamondRock to provide such capital or financing on the same terms. The SPA and the Note contain customary representations, warranties and covenants for transactions of this type.

On November 28, 2016, the Company and Kevin Frija, the Company’s Chief Executive Officer, entered into a Termination of Certain Provisions of Share Purchase Agreement (the “Frija Termination Agreement”), pursuant to which the Company and Mr. Frija terminated, to the extent not already completed, the rights and obligations of the parties under Section 2 and Section 3 of the Share Purchase Agreement entered into between them on May 29, 2015.

The Frija Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 2 and Section 3 of the Frija SPA, which sections provided for the sale of up to 50,000,000 shares of the Company’s common units (“Common Units”) by the Company to Mr. Frija at a price of $0.01 per Share.

The sales under the Frija SPA had been expected to occur in multiple tranches. The following sales have occurred under the Frija SPA, all at a price of $0.01 per Common Unit:

(i)	June 4, 2015 - 10,000,000 Common Units, for gross proceeds of $100,000 to the Company;

(ii)	March 28, 2016 - 15,000,000 Common Units, for gross proceeds of $150,000 to the Company;

(iii)	May 23, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000;

(iv)	May 31, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000; and

(v)	June 16, 2016 - 100,000 Common Units, for gross proceeds to the Company of $10,000.

No additional sales have been completed under the Frija SPA and thus the Frija Termination Agreement operated to terminate the Company’s and Mr. Frija’s rights and obligations with respect to the remaining 20,000,000 Common Units available for sale under the Frija SPA.

Contemporaneous with Mr. Frija’s appointment as Chief Executive Officer and Chairman of the Board of Directors on June 5th, 2015, the Company’s prior Chief Executive Officer, Mr. Jon Pan. resigned from his position as Chief Executive Officer of the Company. In connection with, and in consideration and as severance for, Mr. Pan’s resignation as Chief Executive Officer, the Company and Mr. Pan entered into a Share Purchase Agreement on June 1, 2015 wherein the Company agreed to grant Mr. Pan the right to purchase 10,000,000 Common Units, at a price of $0.01 per Common Unit as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 19, 2015 (the “Pan SPA”). Mr. Pan currently continues to serve as a consultant to the Company

On November 28, 2016, the Company and Mr. Pan entered into a Termination Agreement (the “Pan Termination Agreement”), pursuant to which the Company and Mr. Pan terminated, to the extent not already completed, the rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA.

The Pan Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA, which sections provided for the sale of up to 10,000,000 Common Units by the Company to Mr. Pan at a price of $0.01 per Common Unit. Through November 28, 2016, no Common Units had been sold to Mr. Pan, and thus the Pan Termination Agreement operated to terminate the Company’s and Mr. Pan’s rights and obligations with respect to all 10,000,000 Common Units available for sale under the Pan SPA.

To the extent not terminated by the Frija Termination Agreement and the Pan Termination Agreement, the Frija SPA and the Pan SPA, respectively, remain in full force and effect.

No placement agent has participated in the sales under the Frija SPA or the Pan SPA. No termination fees were incurred by the Company pursuant to either the Frija Termination Agreement or the Pan Termination Agreement.

On March 13, 2017, the Company entered into an agreement with MAPH Enterprises, LLC (“MAPH”) pursuant to which MAPH agreed to provide certain business advisory and consulting services in exchange for payment by the Company of $75,000 and the issuance by the Company of 600,000 restricted shares of Company common stock. The term of the agreement begins on March 13, 2017 and ends on May 1, 2017. Either party may terminate the agreement prior to its expiration upon written notice to the other party upon (a) the failure of any party to cure a material default under the Engagement Letter within five business days after receiving written notice of such default from the terminating party; (b) the bankruptcy or liquidation of either party; (c) the use by any party of any insolvency laws; (d) the performance of MAPH’s services under the Engagement Letter; and (e) the appointment of a receiver for all or a substantial portion of either parties’ assets or business. If terminated, MAPH shall not be required to perform any additional services beyond the termination date and all fees described in the agreement shall be deemed earned in full.

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

Intellectual Property

We own a portfolio of issued electronic cigarette and personal vaporizer related patents. Our Patents, listed below are issued by the United State Patent and Trademark Office and the Patent Office of the People’s Republic of China. Our Patents include:

•	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012,

•	Multifunctional Electronic Inhaler, Patent ZL2011-2-0096290.6 as issued by the Patent Office of The People’s Republic of China on 11/23/2011,

•	Electronic Pipe, Patent ZL2008-2-0123801.7 as issued by the Patent Office of The People’s Republic Of China on September 2, 2009,

•	Atomizer for Electronic Cigarette, Patent ZL2008-2-0109333.8 as issued by the Patent Office of The People’s Republic of China on May 20, 2009,

•	Electronic Cigarette, Patent ZL2009-2-0106627.x as issued by the Patent Office of The People’s Republic of China on January 3, 2010,

•	Disposable Integrated E-Atomizing Inhaler, Patent ZL2008-2-0124683.1 as issued by the Patent Office of The People’s Republic of China on January 13, 2010,

•	Electronic Atomizer, Patent ZL2008-3-0084421.2 as issued by the Patent Office of The People’s Republic of China on May 27, 2009, and

•	Electronic Cigar, Patent ZL2008-3-0132968.5 as issued by the Patent Office of The People’s Republic of China on October 10, 2009.

In addition as per the acquisition of certain assets from Vapor Corp the Company the Company has acquired various trademarks and domains. The following is the list of trademarks:

Trademark	Application No.	Application Date	Registration No.	Registration Date
VAPORIN
B-BUZZ’N	86856758	12/22/15	N/A	N/A
CHILLER B	86856798	12/22/15	5012851	2-Aug-16
ECIGTRONICS	85371221	7/14/11	4191835	14-Aug-12
EZSMOKER	77681034	3/2/09	3800589	8-Jun-10
FIFTY-ONE	77514632	7/3/08	3762126	23-Mar-10
FUMARE	85419589	9/10/11	4302950	12-Mar-13
GOLDMINE	85495797	12/15/11	4186101	7-Aug-12
GREENLINE	85495369	12/14/11	4186059	7-Aug-12
GREEN PUFFER	77683491	3/4/09	3800608	8-Jun-10
HONEY STICK	86711441	7/31/15	4877766	29-Dec-15
HOOKAH STIX	85432021	9/26/11	4388693	20-Aug-13
KRAVE	77598996	10/23/08	3753097	23-Feb-10
MINIMAX	85714681	8/28/12	4385494	13-Aug-13
RED LINE	85495799	12/15/11	4186102	7-Aug-12
SMOKE STAR	77846705	10/12/09	3795716	1-Jun-10
THE BEE KEEPER	86856822	12/22/15	5012853	2-Aug-16
THE B-HIGH’V	86856819	12/22/15	5017261	9-Aug-16
THE BUMBLER	86856830	12/22/15	5012854	2-Aug-16
THE TRIO	77956805	3/11/10	3876177	16-Nov-10
VAPE NAKED	86693699	7/15/15	5043802	20-Sep-16
VAPOR X	85200284	12/17/10	4005660	2-Aug-11
VAPORE	85419587	9/10/11	4306905	19-Mar-13
VX	86043664	8/21/13	4542479	3-Jun-14

The following are the website domains acquired:

Greenecig.com
Greenpuffer.com
Mrecig.com
Nicstics.com
Onedollarecig.com
Onedollarecigs.com
Smokeexchange.com
Smokegenius.com
www.vaporin.com
www.kraveit.com
www.vapehoneystick.com
www.ivaporx.com

Government Regulation

Pursuant to a December 2010, decision, by the U.S. Court of Appeals for the District of Columbia Circuit, in Sottera, Inc. v. Food &Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the United States Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”).

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

E-cigarette manufacturers are required to complete and file a premarket tobacco application to continue to sell their products. This application procedure is a complicated, expensive and time consuming process. The FDA estimates that it will take a manufacturer approximately 5,000 hours to complete one premarket tobacco application for a tobacco product (electronic cigarette), which would include conducting scientific studies on the new product and submitting all of the relevant paperwork.

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

On January 28, 2016, President Obama signed the Child Nicotine Poisoning Prevention Act of 2015, legislation that “requires the packaging of liquid nicotine containers for use in electronic cigarettes to be subject to existing child poisoning prevention packaging standards.”

“Liquid nicotine container” is described in the bill to: (1) include a package from which nicotine in a solution or other form is accessible through normal and foreseeable use by a consumer and that is used to hold soluble nicotine in any concentration; and (2) exclude a sealed, pre-filled, and disposable container of nicotine in a solution or other form in which such container is inserted directly into an electronic cigarette, electronic nicotine delivery system, or other similar product, if the nicotine in the container is inaccessible through customary or reasonably foreseeable handling or use, including reasonably foreseeable ingestion or other contact by children.

The definition covers bottles of refillable nicotine-containing e-liquid sold directly to consumers for use in “open-system” electronic vaping devices, but not packaging for zero-nicotine e-liquid, according to a report by The National Law Review.

Special packaging requirements also would not apply to “closed-system” e-cigarettes (cigalikes) where the e-liquid is not intended to come into contact with or be handled by the consumer, said the report.

The new bill, which would take effect 180 days after it was signed into law, does not limit or preempt the U.S. Food & Drug Administration’s (FDA) authority to regulate e-cigarettes, and the FDA would still be empowered to impose its own packaging requirements, the report said.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Employees

As of March 29, 2017, we have nineteen (19) employees. None of our employees is represented by a collective bargaining agreement and we believe that our relationship with our employees is good.

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

As of December 31, 2016, we had an accumulated deficit of $(6,013,832) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

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

We have limited cash on hand of $83,785 as of December 31, 2016. Any cash on hand is currently not generating any revenue from operations. We expect to raise capital required to operate our business through public or private equity offerings, debt financings and or corporate collaborations.

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

We have a portfolio of issued US and Chinese Patents, however we cannot provide any assurances that our patents will not be challenged and if challenged, will be upheld and deemed valid. Furthermore our efforts to enforce our patent may be costly and there can be no assurances that should we seek to prosecute and enforce our patents, that we will be victorious and even if we are victorious, we cannot provide assurances that our efforts would result in damages, licensing fees or removing the infringing products from the market. Moreover, if we are not able to retain counsel on a contingency basis, we may be unable to pursue prosecution of the infringers of our Patents.

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

We believe the best way to develop brand and product recognition and increase sales volume is to establish relationships with large retailers and national chains. We currently do not have any established relationships with large retailers and or national chains and we cannot provide any assurances that we will be successful in our efforts to establish such relationships and or if we would be able to pay the costs associated with establishing such national accounts. Our inability to develop and sustain relationships with large retailers and national chains will impede our ability to develop brand and product recognition and increase sales volume and, ultimately, require us to pursue and rely on local and more fragmented sales channels, which will have a material adverse effect on our business, results of operations and financial condition.

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

Our limited history of operations and our absence of revenues to date raise substantial doubt about our ability to continue as a going concern. In this regard, see the Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. There can be no assurance that we will achieve profitability or generate positive cash flow in the future. As a result of these and other factors, there can be no assurance that the proposed activities will be successful or that the Company will be able to achieve or maintain profitable operations. If we fail to achieve profitability, its growth strategies could be materially and adversely affected.

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

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners, have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our operating agreement. For example, limited partners do not elect persons to our board of directors. Our General Partner has limited call rights to our securities; please read carefully the Agreement of Limited Partnership of VPR Brands which governs the relationship between us and our unit-holders.

Our General Partner, Soleil Capital Management LLC, is solely responsible for our operations.

The current managers of our General Partner are Kevin Frija, who is our current executive officer, Chairman, and a director, and Greg Pan, who is a director. Through the General Partner, Messrs. Frija and Pan manage all of our operations and activities. Our General Partner’s limited liability company agreement establishes a board of directors that will be responsible for the oversight of our business and operations. Our General Partner’s board of directors will be elected in accordance with its limited liability company agreement, where Mr. Frija (or, following his withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our General Partner. Following the withdrawal, death or disability of Kevin Frija (and any successor founder), the power to appoint and remove the directors of our General Partner will revert to the members of our General Partner who hold a majority in interest in our General Partner. Our common unit-holders do not elect our General Partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unit holders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner.

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

Our General Partner may transfer its General Partner interest to a third party in a merger or consolidation without the consent of our common unitholders. Furthermore, at any time, the members of our General Partner may sell or transfer all or part of their limited liability company interests in our General Partner without the approval of the common unitholders, subject to certain restrictions as described elsewhere in this annual report. A new general partner and/or owner could have different business objectives and/or philosophies then our current business objectives and/or philosophies, employ individuals who are less experienced in our current business, be unsuccessful in identifying new opportunities in our current area of business or have a track record that is not as successful as VPR Brand’s track record. If any of the foregoing were to occur, we could experience difficulty in operating our business, and the value of our business, our results of operations and our financial condition could materially suffer.

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

Current law may change, causing us to be treated as a corporation for U.S. federal or state income tax purposes or otherwise subjecting us to entity level taxation. See “-The U.S. Congress recently considered legislation that, if enacted, would have (a) for taxable years beginning ten years after the date of enactment, precluded us from qualifying as a partnership or required us to hold carried interest through taxable subsidiary corporations and (b)

taxed individual holders of common units with respect to certain income and gains at increased rates. If any similar legislation were to be enacted and apply to us, we could incur a material increase in our tax liability and a substantial portion of our income could be taxed at a higher rate to the individual holders of our common units.” For example, because of widespread state budget deficits, several states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise or other forms of taxation. If any state were to impose a tax upon us as an entity, our distributions to our common unitholders would be reduced.

Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

Each unitholder will be required to take into account its allocable share of items of income, gain, loss and deduction of the Partnership. Distributions to a unitholder will generally be taxable to the unitholder for U.S. federal income tax purposes only to the extent the amount distributed exceeds the unitholder’s tax basis in the unit. That treatment contrasts with the treatment of a shareholder in a corporation. For example, a shareholder in a corporation who receives a distribution of earnings from the corporation will generally report the distribution as dividend income for U.S. federal income tax purposes. In contrast, a holder of our units who receives a distribution of earnings from us will not report the distribution as dividend income (and will treat the distribution as taxable only to the extent the amount distributed exceeds the unitholder’s tax basis in the units), but will instead report the holder’s allocable share of items of our income for U.S. federal income tax purposes. As a result, our common unitholders may be subject to U.S. federal, state, local and possibly, in some cases, foreign income taxation on their allocable share of our items of income, gain, loss, deduction and credit (including our allocable share of those items of any entity in which we invest that is treated as a partnership or is otherwise subject to tax on a flow through basis) for each of our taxable years ending with or within your taxable year, regardless of whether or not a common unitholder receives cash distributions from us.

Our common unitholders may not receive cash distributions equal to their allocable share of our net taxable income or even the tax liability that results from that income. In addition, certain of our holdings, including holdings, if any, in a Controlled Foreign Corporation, or “CFC,” and a Passive Foreign Investment Company, or “PFIC,” may produce taxable income prior to the receipt of cash relating to such income, and common unitholders that are U.S. taxpayers will be required to take such income into account in determining their taxable income. In the event of an inadvertent termination of our partnership status for which the IRS has granted us limited relief, each holder of our common units may be obligated to make such adjustments as the IRS may require to maintain our status as a partnership. Such adjustments may require persons holding our common units to recognize additional amounts in income during the years in which they hold such units.

Risks Associated with Our Common Units

There is no established public market for our common units and if a market for our common units does not develop, our investors will be unable to sell their shares.

Our common limited partnership units are currently listed on the Pink Sheets of the OTC Markets Group, Inc. under the stock ticker symbol “VPRB.PK,” however there is no established public market for our membership Units and such a market may not develop or be sustained.

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

Our securities fall under penny stock rules. Trading of our units may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a unitholder’s ability to buy and sell our units.

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

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a unitholder’s ability to buy and sell our units.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common units, which may limit your ability to buy and sell our units and have an adverse effect on the market for our units.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, including periodic reports, disclosures and more complex accounting rules. As directed by Section 404 of Sarbanes-Oxley, the SEC adopted rules requiring public companies to include a report of management on a company’s internal control over financial reporting in their Annual Report on Form 10-K. Based on current rules, we are required to report under Section 404(a) of Sarbanes-Oxley regarding the effectiveness of our internal control over financial reporting. If we determine that we have material weaknesses, it may be necessary to make restatements of our consolidated financial statements and investors will not be able to rely on the completeness and accuracy of the financial information contained in our filings with the SEC and this could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities or stockholder litigation.

Future sales of our common units may depress our stock price.

As of April 17, 2017, we had 50,099,233 shares of our common units representing limited partnership interests outstanding. Approximately 1,900,100 of the 50,969,233 outstanding common units are eligible for resale without restriction in the public market. These represent shares owned by individuals with less than 5% ownership of the outstanding common units. If any significant number of the 1,900,100 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility, in Fort Lauderdale, FL. The lease requires monthly payments as follows:

November 15, 2016-June 14, 2017	$8,390
June 15, 2017-December 14, 2017	$8,690
December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Item 3. Legal Proceedings

There are no current, pending or threatened legal proceedings against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Unitholder Matters

Our membership units are currently listed on the Pink Sheets of the OTC Markets Group, Inc. under the ticker symbol “VPRB,” however there is no established public market for our securities and such a market may not develop or be sustained. The Company’s common equity is quoted at a bid price of $1.01 and an ask price of $1.01.

Holders

As of March 29, 2017, there were 35 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in “street” name.

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

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

In connection with the Share Purchase Agreement, the Company named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s General Partner. Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

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

On November 28, 2016, the Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company sold to Diamond Rock a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. On November 29, 2016, DiamondRock advanced the first tranche to the Company in the amount of $71,250, which reflected the first borrowing in the amount of $75,000, less the prorated portion of the original issue discount.

Amounts advanced under the Note bear interest at the rate of 8% per year, and the maturity date for each tranche is 12 months from the funding of the applicable tranche. The Company may prepay any amount outstanding under the Note prior to the actual maturity date for a 35% premium (thus paying 135% of the amount owed for that particular maturity).

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into shares of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

If at any time while the Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (covering certain exchange transactions), then a liquidated damages charge of 25% of the outstanding principal balance of the Note at that time will be assessed and will become immediately due and payable to DiamondRock, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and DiamondRock.

The Note also contains a right of first refusal such that, if at any time while the Note is outstanding, the Company has a bona fide offer of capital or financing from any 3rd party that the Company intends to act upon, then the Company must first offer such opportunity to DiamondRock to provide such capital or financing on the same terms. The SPA and the Note contain customary representations, warranties and covenants for transactions of this type.

On November 28, 2016, the Company and Kevin Frija, the Company’s Chief Executive Officer, entered into a Termination of Certain Provisions of Share Purchase Agreement (the “Frija Termination Agreement”), pursuant to which the Company and Mr. Frija terminated, to the extent not already completed, the rights and obligations of the parties under Section 2 and Section 3 of the Share Purchase Agreement entered into between them on May 29, 2015.

The Frija Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 2 and Section 3 of the Frija SPA, which sections provided for the sale of up to 50,000,000 shares of the Company’s common units (“Common Units”) by the Company to Mr. Frija at a price of $0.01 per Share.

The sales under the Frija SPA had been expected to occur in multiple tranches. The following sales have occurred under the Frija SPA, all at a price of $0.01 per Common Unit:

(i)	June 4, 2015 - 10,000,000 Common Units, for gross proceeds of $100,000 to the Company;

(ii)	March 28, 2016 - 15,000,000 Common Units, for gross proceeds of $150,000 to the Company;

(iii)	May 23, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000;

(iv)	May 31, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000; and

(v)	June 16, 2016 - 100,000 Common Units, for gross proceeds to the Company of $10,000.

No additional sales have been completed under the Frija SPA and thus the Frija Termination Agreement operated to terminate the Company’s and Mr. Frija’s rights and obligations with respect to the remaining 20,000,000 Common Units available for sale under the Frija SPA.

Contemporaneous with Mr. Frija’s appointment as Chief Executive Officer and Chairman of the Board of Directors on June 5th, 2015, the Company’s prior Chief Executive Officer, Mr. Jon Pan. resigned from his position as Chief Executive Officer of the Company. In connection with, and in consideration and as severance for, Mr. Pan’s resignation as Chief Executive Officer, the Company and Mr. Pan entered into a Share Purchase Agreement on June 1, 2015 wherein the Company agreed to grant Mr. Pan the right to purchase 10,000,000 Common Units, at a price of $0.01 per Common Unit as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 19, 2015 (the “Pan SPA”). Mr. Pan currently continues to serve as a consultant to the Company

On November 28, 2016, the Company and Mr. Pan entered into a Termination Agreement (the “Pan Termination Agreement”), pursuant to which the Company and Mr. Pan terminated, to the extent not already completed, the rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA.

The Pan Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA, which sections provided for the sale of up to 10,000,000 Common Units by the Company to Mr. Pan at a price of $0.01 per Common Unit. Through November 28, 2016, no Common Units had been sold to Mr. Pan, and thus the Pan Termination Agreement operated to terminate the Company’s and Mr. Pan’s rights and obligations with respect to all 10,000,000 Common Units available for sale under the Pan SPA.

To the extent not terminated by the Frija Termination Agreement and the Pan Termination Agreement, the Frija SPA and the Pan SPA, respectively, remain in full force and effect.

No placement agent has participated in the sales under the Frija SPA or the Pan SPA. No termination fees were incurred by the Company pursuant to either the Frija Termination Agreement or the Pan Termination Agreement.

On March 13, 2017, the Company entered into Agreement, dated March 11, 2017, (the “Agreement”) with MAPH Enterprises, LLC (“MAPH”) pursuant to which MAPH agreed to provide certain business advisory and consulting services in exchange for payment by the Company of $75,000 and the issuance by the Company of 600,000 restricted shares of Company common stock. The term of the Agreement begins on March 13, 2017 and ends on May 1, 2017. Either party may terminate the Agreement prior to its expiration upon written notice to the other party upon (a) the failure of any party to cure a material default under the Agreement within five business days after receiving written notice of such default from the terminating party; (b) the bankruptcy or liquidation of either party; (c) the use by any party of any insolvency laws; (d) the performance of MAPH’s services under the Agreement; and (e) the appointment of a receiver for all or a substantial portion of either parties’ assets or business. If terminated, MAPH shall not be required to perform any additional services beyond the termination date and all fees described in the Agreement shall be deemed earned in full.

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

How We Plan to Generate Revenue

VPR Brands is a holding company, whose assets include issued U.S. and Chinese patents for atomization related products including technology for medical marijuana vaporizers and electronic cigarette products and components. The company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes (also known as ecigs or e-cigs) are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute electronic cigarettes;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Our branded electronic cigarette e-liquids: HELIUM

We design, develop and market electronic cigarette e liquids sold under the Helium brand. Our electronic cigarette e liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Helium brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

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

The Vapor Corp. asset acquisition will comprise almost all of the Company’s revenue going forward.

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues

Our revenue for the twelve months ended December 31, 2016 and 2015 was $1,580,676 and $342, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the year ended December 31, 2016 and 2015 was $1,099,824 and $146, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the year ended December 31, 2016 were $872,994 as compared to $93,643 for the year ended December 31, 2015. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $286,554 of the difference and professional fees another $156,285. The rest of the difference included travel expenses and marketing costs related to the Vapor Corp. asset acquisition. .

Net Loss

Net loss for the year ended December 31, 2016 was $(375,734) compared to a net loss of $(93,447) for the year ended December 31, 2015 The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Liquidity and Capital Resources

The Company used cash in operating activities of $445,686 for year ended December 31, 2016 as compared to $104,792 used in year ended December 31, 2015. Decrease in cash used is mainly a result of the loss for the year and cash spent on inventory for the Vapor Corp. items and loss for the year offset by accounts payable.

During the years ended December 31, 2016 and 2015 the Company was provided cash from financing activities of $540,022, of which $500,000 was proceeds of note from the Vapor Corp. asset purchase and $200,000 (sale of common units), offset by payments on the loans of $173,395. The Company had two separate private placements in 2016 and 2015.

Assets

At December 31, 2016 and December 31, 2015, we had total assets of $970,241 and $59,350, respectively. Assets consist of the cash accounts held by the Company, inventory and accounts receivable in 2016. In 2015 assets consisted of cash and advances to suppliers in the amount of $54,700 in 2015.

Liabilities

Our total liabilities were $1,103,440 at December 31, 2016, compared to $16,815 at December 31, 2015. The increase was primarily due to a increased accounts payable, customer deposits and notes payable related to the acquisition.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2016, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

With respect to the fiscal year ended December 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ended December 31, 2016, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

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

Financial Reporting Process

Description of Material Weakness as of December 31, 2016

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

Therefore, our internal controls over financial reporting were not effective as of December 31, 2016.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	43	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	58	Director	December 26, 2013
Daniel Hoff	31	Chief Operating Officer	January 3, 2017

Mr. Kevin Frija

Mr. Kevin Frija was appointed on June 5, 2015 as the chief executive officer, president, chairman of the board of directors, and a director of the Company and as the chief executive officer, president, chairman of the board of directors, a director and a manager of the Company’s General Partner. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1 million in sales to $25 million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear fashions , Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to the development and growth of our Company.

Mr. Guocheng “Greg” Pan

Mr. Greg Pan PhD has been a director of the Company and a director and a manager of the Company’s General Partner since December 26, 2013. From December 26, 2013 to June 5, 2015, Mr. Pan served as non-executive Chairman of the Board of Directors of the Company and the Company’s General Partner prior to resigning from such positions on June 5, 2015. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan, graduated from Peking University in 1982, obtained a master degree in 1985 and a PhD from The University of Arizona in 1989. Mr. Pan is a citizen of the United States.

Daniel Hoff

Mr. Daniel Hoff has served as Chief Operating Officer (“COO”) since January 3, 2017. Mr. Hoff previously served as a consultant to the Company since August 2016, serving as head of wholesale operations and Director of Alternative Products. He will retain these positions as COO. From 2007 until 2011, Mr. Hoff served as Finance & Accounting Manager at Vapor Corp., a company that designs, markets and distributes e-cigarettes, vaporizers, e-liquids and accessories. In this position, Mr. Hoff supervised corporate finance and accounting functions. From 2011 until 2014, Mr. Hoff served as Production & New Products Manager at Vapor Corp. and focused on supply chain management, product development and design and key vendor relations. From 2014 until July 2016, he served as Key Accounts Executive & Head of Alternative Products, building Vapor Corp.’s alternative products division and leading wholesale operations and key account management. We acquired Vapor Corp.’s wholesale operations and inventory in July 2016, at which time Mr. Hoff joined the Company as a consultant until his appointment as COO.

Family Relationships

None.

Partnership Management and Governance

Our General Partner manages all of our operations and activities. Our General Partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our General Partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Our General Partner is wholly-owned and controlled by Kevin Frija. Our common unit-holders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unit-holders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

Our General Partner does not receive any compensation from us for services rendered to us as our General Partner. Our General Partner is reimbursed by us for all expenses it incurs in carrying out its activities as General Partner of the Company, including compensation paid by the General Partner to its directors and the cost of directors’ and officers’ liability insurance obtained by the General Partner.

Our General Partner’s limited liability company agreement establishes a board of directors that is responsible for the oversight of our business and operations. Our General Partner’s board of directors is elected in accordance with its limited liability company agreement, which provides that the founders will have the power to appoint and remove the directors of our General Partner. The limited liability company agreement of our General Partner provides that at such time as the founders cease to be founders, such power will revert to the members of our General Partner holding a majority in interest in our General Partner. We refer to the board of directors of our General Partner as the “board of directors of our general partner.” The board of directors of our General Partner has a total of two members; Mr. Kevin Frija and Mr. Greg Pan, respectively.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

Item 11. Executive Compensation

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

2016 SUMMARY COMPENSATION TABLE

Name &				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija CEO and President	2016	$60,923	—	—	—	—	—	—	$60,923
	2015	—	—	—	—	—	—	—

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We have not paid Mr. Frija any salary during the indicated years and no salary is being accrued. If we reach profitable operations and/or raise substantial additional funds in the future, our Board of Directors will determine whether it is in our best interests to provide a salary to our respective employees. We do not currently have an employment agreement with any of our employees.

Arrangements with Named Executive Officers

We currently do not have any compensation agreements with our named executive officer(s).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding Common Units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 29, 2017.

Name and address of beneficial owner	Common units Beneficially Owned(1)(3)	Percentage of Beneficial Ownership(1)(2)(3)
5% Unitholders

Jonathan Pan, 787 Adeline Ave., San Jose, CA 95135 (4)	1,980,340	4.0%

Directors and Named Executive Officers
Kevin Frija, 4401 NW 167th Street, Miami, FL 33055 (5)	26,589,408	53.490%

Guocheng Pan, 787 Adeline Ave., San Jose, CA 95135 (6)	10,381,360	21.0%

All Current Officers and Directors As a Group (2 persons) (5)(6)	38,951,108	79.90%

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

(2)	On April 17, 2017, there were 49,292,125 shares of our common units outstanding

(3)	In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 49,292,125 shares of common units outstanding (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

(4)	Includes 2,000,000 shares of common units which Jon Pan has a right to acquire for $0.01 per share within 60 days of March 29, 2017 pursuant to the terms of that certain Share Purchase Agreement, dated June 1, 2015, between the Company and Jon Pan.

(5)	Includes 25,000,000 shares of common units which Kevin Frija has a right to acquire for $0.01 per share within 60 days of March 29, 2017 pursuant to the terms of that certain Share Purchase Agreement, dated May 29, 2015, between the Company and Kevin Frija.

(6)	Includes 2,000,000 shares of common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at a price of $0.15 per share at any time within ten years from the date of the Purchase Agreement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During years ended December 31, 2016 and 2015, the Company had made payments to related parties for expenses and reimbursement of costs.

During 2015 the Company paid $1,000 to Jon Pan Custom Management Company wholly owned by Jon Pan. Also during 2015 Jon Pan reimbursed the Company $4000 for prior expenses refunded to him. In addition, in 2016, the Company paid -0-. As of March 29, 2017, an aggregate of $-0- has been paid to Jon Pan Custom Management.

During 2014, the Company paid $5,200 to Greenworld Technologies (“Greenworld”) for sales and marketing costs for the Company. Greenworld is a marketing company wholly owned by Jon Pan. In addition, in 2016, the Company paid an additional $-0- to Greenworld for marketing expenses. The Company does not anticipate continuing using Greenworld in 2016.

During 2015, the Company paid InGear, Inc. $5,622 for expenses paid for by InGear and inventory that was used during the year. InGear, Inc. is a company owned by the CEO Kevin Frija. An additional $3,900 of expenses was accrued by the Company in 2015 and was paid in 2016. The total amount paid to InGear during 2016 was $23,393. The Company expects to continue to pay InGear, Inc. in 2017 for expenses paid for on the Company’s behalf.

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

Director Independence

The company is currently traded on the Pink Sheets of the OTC Markets Group, Inc. The Pink Sheets do not have any director independence requirements. Mr. Frija is presently one of the two executive officers of the Company as well as a director of the Company and Mr. Pan is a manager of our General Partner which manages the Company as well as a director of the Company and as such we do not have an independent board of directors.

Other than as described above under this section “Certain Relationships and Related Transactions,” since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2016 and 2015.

Year Ended December 31, 2016
Audit Fees		$25,000	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$
Year Ended December 31, 2015
Audit Fees		$9,400	(a)
Audit-Related Fees	$
Tax Fees	$		(b)
Other	$

(a)	Audit Fees consisted of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

(b)	Tax Fees consisted of fees for services rendered for tax compliance and tax planning and advisory services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2016 and December 31, 2015
VPR Brands, LP Statements of Operations for the years ended December 31, 2016 & 2015
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2016
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2016 & 2015

Balance Sheet Of General Partner, Soleil Capital Management LLC
Soleil Capital Management LLC, General Partner Balance Sheet pursuant to Rule 8-08 of Regulation S-X

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

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit

3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (filed as Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (filed as Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (filed as Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

The Board of Directors and Shareholders

VPR Brands, LP

Fort Lauderdale, Florida

We have audited the accompanying balance sheet of VPR Brands, LP as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VPR Brands, LP as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in note 3 to the financial statements, the Company has incurred a net loss since inception, including a net loss of $375,734 for the year ended December 31, 2016 and has an accumulated deficit of $6,013,832 as of December 31, 2016. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans are also discussed in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

April 17, 2017

VPR BRANDS, LP
BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS:
Cash	$83,785	$4,650
Accounts Receivable	155,006	-
Inventory	380,854	-
Deposits	16,780
Advances to supplier	-	54,700
TOTAL CURRENT ASSETS	636,425	59,350
Property and Equipment-Net	27,901	-
OTHER ASSETS:
Intangible Assets-Net of Accumulated Amortization	305,915	-
TOTAL ASSETS	$970,241	$59,350

LIABILITIES AND PARTER’S (DEFICIT) EQUITY:

CURRENT LIABILITIES:
Accounts payable and Accrued Expenses	$163,086	$-
Customer Deposits	120,760	-
Derivative Liability	104,572	-
Notes Payable-Current Portion	120,000	16,815
TOTAL CURRENT LIABILITIES	508,418	16,815
LONG TERM DEBT:
Notes Payable, net of Debt Discount of $68,750	595,022	-
TOTAL LIABILITIES	1,103,440	16,815
PARTNERS’ (DEFICIT) EQUITY:
Partners' Capital 100,000,000 authorized; Common units, 49,292,125 and 29,292,125 issued and outstanding as of December 31, 2016 and December 31, 2015 respectively	5,880,633	5,680,633
Accumulated deficit	(6,013,832)	(5,638,098)
TOTAL PARTNERS’ (DEFICIT) EQUITY	(133,199)	42,535
TOTAL LIABILITIES AND PARTNERS’(DEFICIT) EQUITY	$970,241	$59,350

See accompanying notes to Financial Statements

VPR BRANDS, LP
STATEMENTS OF OPERATIONS

	YEARS ENDED
	December 31, 2016	December 31, 2015

SALES	$1,580,676	$342
COST OF SALES	(1,099,824)	(146)
	480,852	196
EXPENSES:

Sales and marketing expense	126,143	21,128
General and administrative	682,466	72,515
TOTAL EXPENSES	808,609	93,643
NET OPERATING LOSS	(327,757)	(93,447)
OTHER INCOME (EXPENSE)		-
Interest Expense, net	(64,373)	-
Change in fair value of derivative liability	16,396	-
NET LOSS	(375,734)	-
LOSS PER COMMON UNIT	$(0.01)	(0.00)

Weighted-Average Common Units Outstanding — Basic and Diluted	43,648,289	22,824,872

See accompanying notes to Financial Statements

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

	YEARS ENDED
	December 31, 2016	December 31, 2015
OPERATING ACTIVITIES:
Net Loss	$(375,734)	$(93,447)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and Amortization	25,444	-
Deferred Rent	1,575
Shares issued in exchange for services	-	32,300
Changes in operating assets and liabilities:
Inventory	(202,678)
Accounts Receivable	(150,758)
Advances to Suppliers	54,700
Deposits	(16,780)
Customer Deposits	57,034	(54,700)
Accounts payable	161,511	11,055
NET CASH USED IN OPERATING ACTIVITIES	(445,686)	(104,792)
INVESTING ACTIVITIES
Purchase of property and equipment	(15,201)	-
FINANCING ACTIVITIES:
Proceeds from private placement offering of common units	200,000	100,000
Repayment of notes payable	(234,978)	-
Proceeds of notes payable	575,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	540,022	100,000

INCREASE (DECREASE) IN CASH	79,135	(4,792)

CASH - BEGINNING OF YEAR	4,650	9,442

CASH - END OF YEAR	$83,785	$4,650

Cash Paid for Interest	$64,373	-

Non-cash investing and financing activities

Fair value of assets and liabilities acquired in business acquisition:
Trademarks	$83,000	-
Domain	26,000	-
Fixed Assets	12,700	-
Intangilbe Asset-Goodwill	(1,777)	-
Customer Lists	124,700	-
Vendor Deposits	56,857	-
Inventory	178,716	-
Account Receivable	150,000	-
Notes Payable	(370,000)	-
Customer Deposits	(63,726)	-
Customer Credits	(296,936)	-

See accompanying notes to Financial Statements

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNER’S (DEFICIT) EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

		Partners’		Total Partner’s
	Common units	(Deficit) Equity	Accumulated Deficit	(Deficit) Equity

Balance at December 31, 2014	17,287,125	$5,548,333	$(5,544,651)	$3,682
Common Units Issued in exchange for services	25,000	12,500		12,500
Common Units issued for prepaid consulting services	1,980,000	19,800		19,800
Private Placement	10,000,000	100,000		100,000
Net Loss			(93,447)	(93,447)
Balance at December 31, 2015	29,292,125	5,680,633	(5,638,098)	42,535
Shares Purchased	20,000,000	200,000		200,000
Net Loss			(375,734)	(375,734)
Balance at December 31, 2016	49,292,125	$5,880,633	$(6,013,832)	$(133,199)

See accompanying notes to Financial Statements

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Business Description

VPR Brands, LP (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. Our articles of incorporation were amended on August 5, 2004, to change our name to Jobsinsite, Inc. On June 18, 2009 we merged with a Delaware corporation and became Jobsinsite, Inc., and on July 1, 2009 we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we amended our articles of incorporation to change our name to VPR Brands, LP. We are managed by VPR Brands LP, a Delaware limited liability company.

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

On July 29, 2016, the Company entered into and closed an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company.

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

Rent

The Company recognizes rent expense on a straight-line basis over the lease term. Deferred rent is included in accounts payable and accrued expenses on the accompanying balance sheets.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flow when implemented.

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $375,734 for the year ended December 31, 2016 and has an accumulated deficit of $6,013,832 at December 31, 2016. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations including the acquisition of the Vapor line of business, the Company expects to meet its current capital needs. There can be no assurance that the Company will be able raise sufficient working capital.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on cash from operations in order to satisfy its current working capital needs.

NOTE 4: BUSINESS ACQUISITION AND SECURED BORROWING

On July 29, 2016, the Company entered into and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company.

The consideration consisted of:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, payable $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $288,171.

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

The Vapor acquisition and the line of business was accounted for using the acquisition method. The cost of the acquisition is measured at the aggregate of the fair values, at the date of the exchange, of assets given and liabilities incurred or assumed in exchange for the business line acquired. The acquiree’s identifiable assets and liabilities are recognized at their fair values at the acquisition date.

Assets acquired and liabilities assumed at fair value

Assets Acquired
Trademarks	$83,000
Domain	$26,000
Property Plant and Equipment	$12,700
Vendor Deposits	$56,857
Employees	$96,912
Customer Lists	$124,700
Inventory	$178,716
Accounts Receivable	$150,000
Total Assets	$728,885
Liabilities
Notes Payable	$(370,000)
Customer Deposits	$(63,726)
Customer Returns (Pre-7/29)	$(295,936)
$(729,662)

The Company is in the process of hiring a valuation firm to allocate the purchase price to the net assets acquired for the business unit acquired. The company anticipates this to be done prior to the filing of it’s Form 10Q for the second quarter Ended June 30, 2017.

The following presents the unaudited pro-forma combined results of operations of the Company with Vapor Corp. as if the Acquisition occurred on January 1, 2015.

	YEARS ENDED
	December 31, 2016	December 31, 2015
REVENUES	$4,715,846	$5,497,764
Cost of Sales	(3,932,388)	(5,842,342)
Gross Profit	783,458	(344,578)

EXPENSES:
Selling, General and Administrative	2,075,787	4,049,467
Interest Expense	64,385	-
TOTAL EXPENSES	2,140,172	4,049,467
NET LOSS	(1,356,714)	(4,394,045)
LOSS PER COMMON UNIT	(0.03)	(0.19)
Weighted-Average Common Units Outstanding — Basic and Diluted	44,410,947	22,824,872

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	December 31, 2016	December 31, 2015
Furniture and Fixtures	5	$30,296	$-
Warehouse Equipment	5	130	-
		$30,426	$-
Less accumulated depreciation		(2,525)	-
		$27,901	$-

Depreciation expense amounted to $2,525 and $-0- for the years ended December 31, 2016 and 2015, respectively.

NOTE 6: RELATED PARTY

During the year ended December 31, 2016, the Company used the services of a related party owned by Kevin Frija the Company’s CEO for travel and marketing costs and incurred cost of $21,393 which was reimbursed during the year.

NOTE 7: PARTNER EQUITY/COMMON UNITS

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

In connection with the Share Purchase Agreement, the Company named Kevin Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, VPR Brands LP (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s prior chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration his resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per unit.

The Company, VPR Brands LP and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, VPR Brands LP and Greg Pan.

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

On August 18, 2016, the Company issued 660,000 of the Company’s Common Units to employees and consultants of the Company. The common units were issued for services totaling $13,200.

On November 28, 2016, the Company and Kevin Frija, the Company’s Chief Executive Officer, entered into a Termination of Certain Provisions of Share Purchase Agreement (the “Frija Termination Agreement”), pursuant to which the Company and Mr. Frija terminated, to the extent not already completed, the rights and obligations of the parties under Section 2 and Section 3 of the Share Purchase Agreement entered into between them on May 29, 2015.

The Frija Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 2 and Section 3 of the Frija SPA, which sections provided for the sale of up to 50,000,000 shares of the Company’s common units (“Common Units”) by the Company to Mr. Frija at a price of $0.01 per Share.

The sales under the Frija SPA had been expected to occur in multiple tranches. The following sales have occurred under the Frija SPA, all at a price of $0.01 per Common Unit:

(i)	June 4, 2015 - 10,000,000 Common Units, for gross proceeds of $100,000 to the Company;

(ii)	March 28, 2016 - 15,000,000 Common Units, for gross proceeds of $150,000 to the Company;

(iii)	May 23, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000;

(iv)	May 31, 2016 - 200,000 Common Units, for gross proceeds to the Company of $20,000; and

(v)	June 16, 2016 - 100,000 Common Units, for gross proceeds to the Company of $10,000.

No additional sales have been completed under the Frija SPA and thus the Frija Termination Agreement operated to terminate the Company’s and Mr. Frija’s rights and obligations with respect to the remaining 20,000,000 Common Units available for sale under the Frija SPA.

Contemporaneous with Mr. Frija’s appointment as Chief Executive Officer and Chairman of the Board of Directors on June 5th, 2015, the Company’s prior Chief Executive Officer, Mr. Jon Pan. resigned from his position as Chief Executive Officer of the Company. In connection with, and in consideration and as severance for, Mr. Pan’s resignation as Chief Executive Officer, the Company and Mr. Pan entered into a Share Purchase Agreement on June 1, 2015 wherein the Company agreed to grant Mr. Pan the right to purchase 10,000,000 Common Units, at a price of $0.01 per Common Unit as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 19, 2015 (the “Pan SPA”). Mr. Pan currently continues to serve as a consultant to the Company

On November 28, 2016, the Company and Mr. Pan entered into a Termination Agreement (the “Pan Termination Agreement”), pursuant to which the Company and Mr. Pan terminated, to the extent not already completed, the rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA.

The Pan Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 1 and Section 2 of the Pan SPA, which sections provided for the sale of up to 10,000,000 Common Units by the Company to Mr. Pan at a price of $0.01 per Common Unit. Through November 28, 2016, no Common Units had been sold to Mr. Pan, and thus the Pan Termination Agreement operated to terminate the Company’s and Mr. Pan’s rights and obligations with respect to all 10,000,000 Common Units available for sale under the Pan SPA.

To the extent not terminated by the Frija Termination Agreement and the Pan Termination Agreement, the Frija SPA and the Pan SPA, respectively, remain in full force and effect.

No placement agent has participated in the sales under the Frija SPA or the Pan SPA. No termination fees were incurred by the Company pursuant to either the Frija Termination Agreement or the Pan Termination Agreement.

NOTE 8: NOTES PAYABLE

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. Current balance including accrued interest is $504,747.

The Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company may borrow up to a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. On November 29, 2016, DiamondRock advanced the first tranche to the Company in the amount of $71,250, which reflected the first borrowing in the amount of $75,000, less the prorated portion of the original issue discount.

Amounts advanced under the Note bear interest at the rate of 8% per year, and the maturity date for each tranche is 12 months from the funding of the applicable tranche. The Company may prepay any amount outstanding under the Note prior to the actual maturity date for a 35% premium (thus paying 135% of the amount owed for that particular maturity).

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into shares of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

If at any time while the Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (covering certain exchange transactions), then a liquidated damages charge of 25% of the outstanding principal balance of the Note at that time will be assessed and will become immediately due and payable to DiamondRock, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and DiamondRock.

The Note also contains a right of first refusal such that, if at any time while the Note is outstanding, the Company has a bona fide offer of capital or financing from any 3rd party that the Company intends to act upon, then the Company must first offer such opportunity to DiamondRock to provide such capital or financing on the same terms. The SPA and the Note contain customary representations, warranties and covenants for transactions of this type.

The following table summarizes the Company’s convertible notes as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Gross proceeds from notes	$75,333	$-0-
Less: Debt discount	(68,750)	-0-
Value of note	$6,583	$-0-

In addition the Company has one note outstanding related to the acquisition of assets from Vapor Corp.

As part of the acquisition the Company secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $288,171.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

November 15, 2016-June 14, 2017	$8,390
June 15, 2017-December 14, 2017	$8,690
December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Lease payments in the following years are:

Year Ended December 31,
2017	$102,480
2018	112,080
2019	125,280

Total minimum lease payments	$339,840

As a result of the rent varying each year the rent expense is recorded on a straight line basis. As a result the Company has a liability for deferred rent for future rent expense.

Rent expense for the year ended December 31, 2016 and 2015 was $14,722 and $-0-, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 10:  INCOME TAXES

The Company is a publically traded partnership. As a result no tax provision is recorded for state or federal income taxes. All income or losses pass-through to unit holders.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements have been issues. Other then what is discussed below, there have been no other subsequent events

On March 13, 2017, the Company entered into an agreement with MAPH Enterprises, LLC (“MAPH”) pursuant to which MAPH agreed to provide certain business advisory and consulting services in exchange for payment by the Company of $75,000 and the Company to issue 600,000 restricted shares of Company common stock. The term of the agreement begins on March 13, 2017 and ends on May 1, 2017. Either party may terminate the agreement prior to its expiration upon written notice to the other party upon (a) the failure of any party to cure a material default under the Engagement Letter within five business days after receiving written notice of such default from the terminating party; (b) the bankruptcy or liquidation of either party; (c) the use by any party of any insolvency laws; (d) the performance of MAPH’s services under the Engagement Letter; and (e) the appointment of a receiver for all or a substantial portion of either parties’ assets or business. If terminated, MAPH shall not be required to perform any additional services beyond the termination date and all fees described in the agreement shall be deemed earned in full. These shares are anticipated to be issued in the second quarter of 2017.

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted 87,108 shares in March 2017.

The Company issued 720,000 to 4 consultants and employees March 7, 2017 for services performed. The expense for the services were accrued in 2016.

To date for 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in Note 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

Date: April 17, 2017	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija Kevin Frija	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	April 17, 2017

/s/Greg Pan	Director	April 17, 2017
Greg Pan