Form 10-Q
period 2017-03-31
VPR Brands, LP.
filed 2017-05-22
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-54435

VPR BRANDS, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road, Fort Lauderdale, FL	33312
(Address of Principal Executive Offices)	(Zip Code)

(954) 715-7001
 (Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” and emerging growth company, in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No [ X ]

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of May 11, 2017 was 50,282,744.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

VPR BRANDS, LP
BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS:
Cash	$15,186	$83,785
Accounts Receivable	103,787	$155,006
Inventory	375,976	380,854
Deposits	16,780	16,780
Other Assets	207,482	-
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$719,211	$636,425
Property and Equipment-Net	24,886	27,901
OTHER ASSETS:
Intangible Assets-Net of Accumulated Amortization	289,565	305,915
TOTAL ASSETS	$1,033,662	$970,241

LIABILITIES AND PARTNER’S (DEFICIT) EQUITY::
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$322,107	$163,086
Customer Deposits	18,702	120,760
Derivative Liability	548,080	104,572
Notes Payable-Current Portion,Net of Debt Discount	431,294	715,022
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,320,183	1,103,440

PARTNERS’ EQUITY:

Partners’ Capital 50,000,000 authorized; Common units, 50,099,233 and 49,292,125 issued and outstanding as of March 31, 2017 and December 31, 2016 respectively	6,019,605	5,880,633
Accumulated deficit	(6,306,126)	(6,013,832)
TOTAL PARTNERS’ EQUITY	(286,521)	(133,199)
TOTAL LIABILITIES AND PARTNERS’ EQUITY	$1,033,662	$970,241

See accompanying Notes to Financial Statements

VPR BRANDS, LP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016

REVENUES	$786,535	$-
COST OF SALES	(511,521)	-
GROSS PROFIT	275,014	-
EXPENSES:
Selling, General and Administrative	598,556	61,005
TOTAL EXPENSES	598,556	61,005
NET OPERATING LOSS	(323,542)	(61,005)
Other Income (Expense)
Interest Expense	(141,036)	-
Gain/Loss on Extinguishment of Debt	11,962	-
Change in fair value of derivative liability	160,322	-
NET LOSS	$(292,294)	$(61,005)
LOSS PER COMMON UNIT	(.01)	(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	49,695,679	36,792,125

See accompanying Notes to Financial Statements

VPR BRANDS, LP
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net Loss	$(292,294)	$(61,005)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	19,365	-
Interest Amortization from Convertible loans	201,036	-
Gain on Derivative Liability	(160,322)	-
Gain on Extinguishment of Debt	(11,962)	-
Changes in operating assets and liabilities:
Inventory	4,878	(136,118)
Other Assets	(207,482)	54,700
Accounts Receivable	51,219	-
Customer Deposits	(102,058)	-
Accounts payable and Accrued expenses	129,021	23,243
NET CASH USED IN OPERATING ACTIVITIES	(368,599)	(119,180)
INVESTING ACTIVITIES
Purcahse of property and equipment	-	-
FINANCING ACTIVITIES:
Proceeds from Notes Payable	225,000	-
Proceeds from private placement offering of common units	75,000	150,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	300,000	150,000

(DECREASE) INCREASE IN CASH	(68,599)	30,820

CASH - BEGINNING OF PERIOD	83,785	4,650

CASH - END OF PERIOD	$15,186	$35,470

Non-Cash Items:
Derivative Liability incurred for debt discount	$545,260	$-

See accompanying Notes to Condensed Financial Statements

VPR BRANDS, LP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2017

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

Rent

The Company recognizes rent expense on a straight-line basis over the lease term. Deferred rent of $4,725 is included in accounts payable and accrued expenses on the accompanying balance sheets.

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

·       Level 1 – quoted prices in active markets for identical assets or liabilities

·       Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

·       Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The derivative liability in connection with the conversion feature of the convertible debt, classified as a Level 3 liability, is the only financial liability measure at fair value on a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2016	$104,572
Issued during the 3 months	628,830
Converted during 3 months	(25,000)
Change in fair value recognized in operations	(160,322)
Balance, March 31, 2017	$548,080

 Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, “Derivatives and Hedging Activities.”

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

NOTE 3: GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of 292,294 for the quarter ended March 31, 2017 and has an accumulated deficit of $6,306,126 at March 31, 2017. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

The consideration consisted of:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, payable $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $201,293.

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
$(729,662)

The Company is in the process of hiring a valuation firm to allocate the purchase price to the net assets acquired for the business unit acquired. The company anticipates this will be done prior to the filing of it’s quarterly report on Form 10Q for the quarter Ended June 30, 2017.

The following presents the unaudited pro-forma combined results of operations for the three months ended March 31, 2017 and 2016 of the Company with Vapor Corp. as if the Acquisition occurred on January 1, 2016.

	March 31, 2017	March 31, 2016
REVENUES	$786,535	$1,613,569
COST OF SALES	(511,521)	(1,311,919)
GROSS PROFIT	275,014	301,650
EXPENSES:
Selling, General and Administrative	598,556	685,162
TOTAL EXPENSES	598,556	685,162
NET OPERATING LOSS	(323,542)	(383,512)
Other Income (Expense)
Interest Expense	(186,189)	-
Change in fair value of derivative liability	47,316	-
NET LOSS	$(462,415)	$(383,512)
LOSS PER COMMON UNIT	$(0.01)	$(0.01)
Weighted-Average Common Units Outstanding — Basic and Diluted	49,695,679	36,792,125

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	March 31, 2017	December 31, 2016
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(5,540)	(2,525)
		$24,886	$27,901

Depreciation expense amounted to $3,015 and $-0- for the quarters ended March 31, 2017 and 2016, respectively.

NOTE 6: PARTNER EQUITY/COMMON UNITS

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interest of the Company.

The Private Placement has been expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 Common Units to Kevin Frija at a purchase price of $0.01 per unit, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Kevin Frija has the right to buy an additional 40,000,000 Common Units at a purchase price of $0.01 per unit. The Company has been expecting to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement. No placement agent has participated in the Private Placement.

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

The sales under the Frija SPA had been expected to occur in multiple tranches. The following sales have occurred under the Frija SPA, all at a price of $0.01 per Common Unit:

(i)	June 4, 2015 - 10,000,000 Common Units, for gross proceeds of $100,000 to the Company;

(ii)	March 28, 2016 - 15,000,000 Common Units, for gross proceeds of $150,000 to the Company;

(iii)	May 23, 2016 – 2,000,000 Common Units, for gross proceeds to the Company of $20,000;

(iv)	May 31, 2016 – 2,000,000 Common Units, for gross proceeds to the Company of $20,000; and

(v)	June 16, 2016 – 1,000,000 Common Units, for gross proceeds to the Company of $10,000.

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

On March 31, 2017, pursuant to the terms of Share Purchase Agreements, the Company received $25,000 each from 3 investors for a total of $75,000 at a share price of $.36/share. Upon issuance the Company will issue a total of 208,332 shares. As of this filing the shares related to the agreements have not been issued.

NOTE 7: NOTES PAYABLE

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note was sold by Vapor Corp to DiamondRock, LLC.

The new note is convertible at the following terms:

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

As per the convertible note with Diamond Rock in November 2016, Diamond Rock has converted $25,000 into 87,108 shares in March 2017 ,$25,000 into 86,147 shares in April 2017 and $25,000 into 97,364 shares on May 5, 2017.

As of March 31, 2017 the balance outstanding was $492,899 including accrued interest on the balance due at quarter end. To date $25,000 portion of the loan was converted to stock

The Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company may borrow up to a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. As of March 31, 2017 DiamondRock advanced four (4) tranches to the Company in the total amount of $300,000.

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

The following table summarizes the Company’s convertible notes as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Gross proceeds from notes	$799,543	$25,333
Less:Debt discount	(569,543)	(68,750)
Less: Beneficial conversion feature	-0-	-0-
Add: Amortization of discount	-0-	-0-
Less: Beneficial conversion feature	(-0-)	-0-
Value of notes	$230,000	$6,583

In addition the Company has one note outstanding related to the acquisition of assets from Vapor Corp.

As part of the acquisition the Company secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $201,293.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

November 15, 2016-June 14, 2017	$8,390
June 15, 2017-December 14, 2017	$8,690
December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining Lease payments in the following years are:

	Year Ended December 31,
	2017	78,010
	2018	113,180
	2019	104,400
Total minimum lease payments		$295,590

As a result of the rent varying each year the rent expense is recorded on a straight line basis. As a result the Company has a liability for deferred rent for future rent expense.

Rent expense for the quarter March 31, 2017 and 2016 was $26,080 and $-0-, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 9: SUBSEQUENT EVENTS

As of May 15, 2017 the following events were transacted by the Company subsequent to the quarter ended date of March 31, 2017.

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted 86,147 shares in April 2017 and 97,364 on May 5, 2017.

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in Note 8.

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

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note was sold by Vapor Corp to DiamondRock, LLC.

The new note is convertible at the following terms:

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

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted $25,000 into 87,108 shares in March 2017 and $25,000 into 86,147 shares in April 2017 and $25,000 into 97,364 shares on May 5, 2017.

On January 3, 2017, the Board of Directors of VPR Brands, LP appointed Mr. Daniel Hoff, as its Chief Operating Officer (“COO”). Mr. Hoff previously served as a consultant to the Company since August 2016, serving as head of wholesale operations and Director of Alternative Products. He will retain these positions as COO.

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

From the acquisition of Vapor Corp’s wholesale operations, VPR Brands, LP has inherited a significant client base consisting of private label vaporizers within the medical cannabis industry. VPR Brands, LP is a private label manufacturing partner and we provide them with their own branded vape equipment and accessories . The company has focused efforts on building this portfolio and aggressively pursuing this market space.  The company has also since taken the inherited HONEYSTICK brand of high end vaporizers and focused on  expanding the product line of lifestyle vaporizers targeted towards cannabis concentrates and extracts. VPR Brands, LP has attended and featured this brand at all relevant industry trade shows and has created new marketing materials to spread its awareness and acceptance.  This product line has become the premier brand within the VPR Brands portfolio of house brands with expanding into several new high end distributors and also won a 2nd place finish in the 2017 Socal High Times Cannabis Cup within the Vape Pen category.

The Vapor Corp. asset acquisition will comprise almost all of the Company’s revenue going forward.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenues

Our revenue for the quarter ended March 31, 2017 and 2016 was $786,535 and $-0-, respectively. The increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the quarter ended March 31, 2017 and 2016 was $511,521 and $-0-, respectively. The increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the quarter ended March 31, 2017 were $598,556 as compared to $61,005 for the quarter ended March 31, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $250,482 of the difference and marketing expense another $162,330. The rest of the difference included travel expenses and professional fees related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other income (expense) for the quarter ended March 31, 2017 and 2016 was $31,248 and $-0-, respectively. Increase is a result of the interest expense for the loans associated with Vapor Corp acquisition and offset by gains on the calculation of the derivatives also associated with these loans.

Net Loss

Net loss for the quarter ended March 31, 2017 was $(292,294) compared to a net loss of $(61,005) for the quarter ended March 31, 2016. The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Liquidity and Capital Resources

The Company used cash in operating activities of $(196,315) for the quarter ended March 31, 2017 as compared to $(119,180) used in the quarter ended March 31, 2016. The decrease in cash used is mainly a result of the loss for the year.

During the quarters ended March 31, 2017 and 2016 the Company was provided cash from financing activities of $127,716 of which $225,000 was proceeds of note from the DiamondRock. and $75,000 of which was from the sale of common units. The Company had separate private placements in 2017 and 2016.

Assets

At March 31, 2017 and December 31, 2016, we had total assets of $1,033,662 and $970,241, respectively. Assets consist primarily of the cash accounts held by the Company, inventory and accounts receivable in 2017 and 2016.

Liabilities

Our total liabilities were $1,320,183 at March 31, 2017, compared to $1,103,440 at December 31, 2016. The increase was primarily due to an increased accounts payable, customer deposits and notes payable related to the acquisition.

Off –Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

With respect to the period ending March 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective because of continued material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed on April 17, 2017, which material weakness are reiterated below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties. Therefore, our internal controls over financial reporting were not effective as of March 31, 2017.

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

Changes in Internal Control over Financial Reporting

Other than as set forth above there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2017, pursuant to the terms of a Share Purchase Agreements, the Company received $25,000 each from 3 investors for a total of $75,000. As of this filing the shares related to the agreements have not been issued.

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted $25,000 into 87,108 shares in March 2017 and $25,000 into 86,147 shares in April 2017 and $25,000 into 97,364 shares on May 5, 2017.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2016.

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

VPR Brands, LP

Date: May 19, 2017	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)