Form 10-Q
period 2017-06-30
VPR Brands, LP.
filed 2017-08-21
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of August 11, 2017 was 51,913,872.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP
BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS:
Cash	$—	$83,785
Accounts Receivable	303,399	$155,006
Inventory	189,545	380,854
Deposits	16,780	16,780
Other Assets	203,223	—
TOTAL CURRENT ASSETS	$712,947	$636,425
Property and Equipment-Net	21,872	27,901
Intangible Assets-Net of Accumulated Amortization	269,540	305,915
TOTAL ASSETS	$1,004,359	$970,241

LIABILITIES AND PARTNER’S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$417,782	$163,086
Customer Deposits	4,504	120,760
Derivative Liability	361,120	104,572
Notes Payable-Current Portion, Net of Debt Discount of $119,771 and $-0-	779,297	120,000
TOTAL CURRENT LIABILITIES	1,562,703	508,418
LONG TERM DEBT:
Note Payble, net of debt discount of $68,750	—	595,022
TOTAL LIABILITIES:	1,562,703	1,103,440
PARTNERS’ DEFICIT:

Partners’ Capital 100,000,000 authorized; Common units, 50,589,695 and 49,292,125 issued and outstanding as of June 30, 2017 and December 31, 2016 respectively	6,090,753	5,880,633
Accumulated deficit	(6,649,097)	(6,013,832)
TOTAL PARTNERS’ DEFICIT	(558,344)	(133,199)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,004,359	$970,241

See accompanying Notes to Financial Statements

VPR BRANDS, LP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

REVENUES	$1,036,806	$61,526	$1,823,341	$61,526
COST OF SALES	(625,409)	(36,936)	(1,136,930)	(36,936)
GROSS PROFIT	411,397	24,590	686,411	24,590
EXPENSES:
Selling, General and Administrative	489,640	50,823	1,088,196	111,828
TOTAL EXPENSES	489,640	50,823	1,088,196	111,828
NET OPERATING LOSS	(78,243)	(26,233)	(401,785)	(87,238)
Other Income (Expense)
Interest Expense	(41,441)	—	(182,477)	—
Loss on extinguishment of debt	(185,953)		(173,991)
Change in fair value of derivative liability	(37,334)	—	122,988	—
NET LOSS	$(342,971)	$(26,233)	$(635,265)	$(87,238)
LOSS PER COMMON UNIT	$(0.01)	(0.00)	$(0.01)	(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	50,259,797	48,929,126	49,924,937	40,297,251

See accompanying Notes to Financial Statements

VPR BRANDS, LP
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2017	June 30, 2016

OPERATING ACTIVITIES:
Net Loss	$(635,265)	$(87,238)
Adjustments to reconcile net loss to cash used in operating activities:
Common Units issued in exchange for services	—	14,400
Amortization and Depreciation	42,404	—
Non-Cash Interest	182,477	—
Changes in operating assets and liabilities:
Loss on extinguishment of debt	173,991
Change in fair value of derivative liability	(122,988)
Changes in operating assets and liabilities:
Inventory	191,309	(184,389)
Other Assets	(203,223)	54,700
Accounts Receivable	(150,930)	—
Customer Deposits	(116,256)	—
Accounts payable and Accrued expenses	254,696	2,743
NET CASH USED IN OPERATING ACTIVITIES	(383,785)	(199,784)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(1,345)
FINANCING ACTIVITIES:
Proceeds from Notes Payable	225,000	—
Proceeds from private placement offering of common units	75,000	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	300,000	200,000

(DECREASE) INCREASE IN CASH	(83,785)	(1,129)

CASH - BEGINNING OF PERIOD	83,785	4,650

CASH - END OF PERIOD	$—	$3,521

See accompanying Notes to Financial Statements

VPR BRANDS, LP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Accounting for Derivative Instruments

The Company issues debentures where the number of shares into which a debenture can be converted is not fixed. For example, when a debenture converts at a discount to market based on the stock price on the date of conversion. In such instances, the embedded conversion option of the convertible debentures is bifurcated from the host contract and recorded at their fair value. In accounting for derivatives, the Company records a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature. The discount is then amortized over the life of the debenture and the derivative liability is adjusted periodically according to stock price fluctuations. At the time of conversion, any remaining derivative liability is charged to additional paid-in capital. For purposes of determining derivative liability, the Company uses Black-Scholes modeling for computing historic volatility.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $635,265 for the six months ended June 30, 2017 and has an accumulated deficit of $6,649,097 at June 30, 2017. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, payables to related parties, and accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	June 30, 2017
Annual dividend yield	-	-
Expected life (years)	1.267	.667
Risk-free interest rate	8.00%	8.00%
Expected volatility	35-65%	103-114%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			--
Embedded derivative liabilities – (Debenture)			361,119
Total			$361,119

	Fair Value Measurements at
	June 30, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			104,572
Total			$104,572

For the six months ended June 30, 2017, the Company recognized a gain of $122,988 on the change in fair value of its derivative liabilities. At June 30, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

NOTE 5: BUSINESS ACQUISITION AND SECURED BORROWING

On July 29, 2016, the Company entered into and closed on an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company.

The consideration consisted of:

●	A secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, payable $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $170,637.

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

Preliminary Allocation of the Purchase Price to the Assets acquired and liabilities assumed at fair value is as follows:

Assets Acquired
Trademarks	$83,000
Domain	$26,000
Property Plant and Equipment	$12,700
Vendor Deposits	$56,857
Employees	$96,912
Customer Lists	$124,700
Inventory	$178,716
Accounts Receivable	$150,000
Total Assets	$728,885
Liabilities
Notes Payable	$(370,000)
Customer Deposits	$(63,726)
Customer Returns (Pre-7/29)	$(295,936)
$(729,662)

The Company is in the process of hiring a valuation firm to allocate the purchase price to the net assets acquired for the business unit acquired. The company anticipates this to be done prior to the filing of its Quarterly Report on Form 10-Q for the third quarter ended September 30, 2017.

The following presents the unaudited pro-forma combined results of operations of the Company with Vapor Corp. as if the Acquisition occurred on January 1, 2016. The results for 2016 were provided by Vapor Corp. as per the June 30, 2017 Form 10Q.

	Six Month Ended		Three Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
REVENUES	$1,823,341	$2,844,338	$1,036,806	$1,330,769
COST OF SALES	(1,136,930)	(2,629,083)	(625,409)	(1,317,164)
GROSS PROFIT	686,411	215,255	411,397	13,605
EXPENSES:
Selling, General and Administrative	1,088,196	1,414,327	489,640	729,165
TOTAL EXPENSES	1,088,196	1,414,327	489,640	729,165
NET OPERATING LOSS	(401,785)	(1,199,072)	(78,243)	(715,560)
Other Income (Expense)
Interest Expense	(182,477)	—	(41,441)	—
Loss on extinguishment of debt	(173,991)	—	(185,953)	—
Change in fair value of derivative liability	122,988	—	(37,334)	—
NET LOSS	$(635,265)	$(1,199,072)	$(342,971)	$(715,560)
LOSS PER COMMON UNIT	$(0.01)	$(0.03)	$(0.01)	$(0.032)
Weighted-Average Common Units Outstanding — Basic and Diluted	49,924,937	36,792,125	50,259,797	40,297,251

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained.

NOTE 6: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	JUNE 30, 2017	December 31, 2016
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(8,554)	(2,525)
		$21,872	$27,901

Depreciation expense amounted to $6,030 and $2,525 for the quarter ended June 30, 2017 and the year ended December 31, 2016, respectively.

NOTE 7: PARTNER DEFICIT/COMMON UNITS

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

NOTE 8: NOTES PAYABLE

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note was sold by Vapor Corp. to DiamondRock, LLC.

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

As per the convertible note with Diamond Rock in November 2016, Diamond Rock has converted $25,000 into 87,108 shares in March 2017, $25,000 into 86,102 shares in April 2017 and $25,000 into 97,364 shares on May 5, 2017.

As of June 30, 2017 the balance outstanding was $448,747 including accrued interest on the balance due at quarter end. To date $25,000 portion of the loan was converted to stock

The Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company may borrow up to a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. As of June 30, 2017, DiamondRock advanced four (4) tranches to the Company in the total amount of $300,000.

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

The following table summarizes the Company’s convertible notes as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Gross proceeds from notes	$728,431	$575,333
Less: Debt discount	(119,771)	(68,750)
Less: Beneficial conversion feature	-0-	-0-
Add: Amortization of discount	-0-	-0-
Less: Beneficial conversion feature	(-0-)	-0-
Carrying Value of notes	$608,660	$506,583

In addition the Company has one note outstanding related to the acquisition of assets from Vapor Corp.

As part of the acquisition the Company secured a one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $170,637.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

November 15, 2016-June 14, 2017	$8,390
June 15, 2017-December 14, 2017	$8,690
December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining Lease payments in the following years are:

	Year Ended December 31,
	2017	$52,540
	2018	113,180
	2019	104,400
Total minimum lease payments		$270,120

As a result of the rent varying each year the rent expense is recorded on a straight line basis. As a result the Company has a liability for deferred rent for future rent expense where it is recorded on the balance sheet.

Rent expense for the quarter June 30, 2017 and 2016 was $56,278 and $-0-, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 10: SUBSEQUENT EVENTS

As of August 21, 2017, the following events were transacted by the Company subsequent to the quarter ended date of June 30, 2017.

Subsequent to June 30, 2017 there were Conversions of convertible notes aggregating 1,324,177 shares by Diamond Rock as per the convertible note payable discussed in Note 8. There were a total of 11 conversions from July 10, 2017 to August 10, 2017.

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

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note was sold by Vapor Corp. to DiamondRock, LLC.

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

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note. During the quarter the following conversions were done:

Date	Amount Converted	Shares Issued
June 9, 2017	$12,000	91,647
June 19, 2017	$3,000	29,017
June 21, 2017	$4,000	43,302
June 27, 2017	$3,720	40,000
June 28, 2017	$8,000	103,030
Subsequent to June 30, 2017 Conversions:
July 10, 2017	$4,000	50,530
July 11, 2017	$5,000	67,757
July 17, 2017	$15,880	248,513
July 19, 2017	$3,467	56,000
July 19, 2017	$5,000	80,765
July 27, 2017	$12,000	216,540
July 31, 2017	$3,000	60,241
July 31, 2017	$3,000	62,112
August 3, 2017	$5,000	112,183
August 4, 2017	$5,000	117,647
August 10, 2017	$10,000	251,889

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

From the acquisition of Vapor Corp’s wholesale operations, VPR Brands, LP has inherited a significant client base consisting of private label vaporizers within the medical cannabis industry. VPR Brands, LP is a private label manufacturing partner and we provide them with their own branded vape equipment and accessories . The company has focused efforts on building this portfolio and aggressively pursuing this market space.  The company has also since taken the inherited HONEYSTICK brand of high end vaporizers and focused on  expanding the product line of lifestyle vaporizers targeted towards cannabis concentrates and extracts. VPR Brands, LP has attended and featured this brand at all relevant industry trade shows and has created new marketing materials to spread its awareness and acceptance. This product line has become the premier brand within the VPR Brands portfolio of house brands with expanding into several new high end distributors and also won a 2nd place finish in the 2017 Social High Times Cannabis Cup within the Vape Pen category.

The Vapor Corp. asset acquisition will comprise almost all of the Company’s revenue going forward.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenues

Our revenue for the six months ended June 30, 2017 and 2016 was $1,823,341 and $61,526, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the six months ended June 30, 2017 and 2016 was $1,136,930 and $36,936, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the six months ended June 30, 2017 were $1,088,196 as compared to $111,828 for the six months ended June 30, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $504,906 of the difference and marketing expense another $168,521 and Professional fees were $120,831. The rest of the difference included travel expenses and rent expense related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other (Expenses) six months ended June 30, 2017 and 2016 was $(233,480) and $-0-, respectively. Increase is a result of the interest expense for the loans associated with Vapor Corp acquisition of $182,477 and losses on the extinguishment of debt of $173,991 and offset by the change in fair value of derivative liability of $122,988 for the calculation of the loans associated with the acquisition.

Net Loss

Net loss for the six months ended June 30, 2017 was $635,265 compared to a net loss of $87,238 for the quarter ended June 30, 2016. The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenues

Our revenue for the three months ended June 30, 2017 and 2016 was $1,036,806 and $61,526, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the three months ended June 30, 2017 and 2016 was $625,409 and $36,936, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $489,640 as compared to $50,823 for the quarter ended June 30, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $254,424 of the difference and professional fees another $94,555. The rest of the difference included travel expenses and marketing costs related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other (Expenses) six months ended June 30, 2017 and 2016 was $(264,728) and $-0-, respectively. Increase is a result of the interest expense for the loans associated with Vapor Corp acquisition of $41,441 and losses on the extinguishment of debt of $185,953 and change in fair value of derivative liability of $(37,334) for the calculation of the loans associated with the acquisition.

Net Loss

Net loss for the three months ended June 30, 2017 was $342,971 compared to a net loss of $26,233 for the three months ended June 30, 2016. The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Liquidity and Capital Resources

The Company used cash in operating activities of $383,785 for the six months ended June 30, 2017 as compared to $199,784 used in the six months ended June 30, 2016. The decrease in cash used is mainly a result of the loss for the year.

During the six months ended June 30, 2017 and 2016, the Company was provided cash from financing activities of $300,000, of which $200,000 was proceeds of the note from the DiamondRock, $75,000 was for the sale of common units. The Company had separate private placements in 2017 and 2016.

Assets

At June 30, 2017 and December 31, 2016, we had total assets of $1,004,359 and $970,241, respectively. Assets consist primarily inventory, accounts receivable, intangible assets and prepaid expenses in 2017 and 2016.

Liabilities

Our total liabilities were $1,562,703 at June 30, 2017, compared to $1,103,440 at December 31, 2016. The increase was primarily due to an increased accounts payable, customer deposits and notes payable related to the acquisition.

Off –Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of June 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of June 30, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective because of continued material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed on April 17, 2017, which material weakness are reiterated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted $25,000 into 87,108 shares in March 2017 and $25,000 into 86,102 shares in April 2017 and $25,000 into 97,364 shares on May 5, 2017.

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note. During the quarter the following conversions were done:

Date	Amount Converted	Shares Issued
6/9/17	$12,000	91,647
6/19/17	$3,000	29,017
6/21/17	$4,000	43,302
6/27/17	$3,720	40,000
6/28/17	$8,000	103,030

Subsequent to June 30, 2017 there were Conversions transacted totaling 1,324,177 shares by Diamond Rock as per the convertible note payable discussed in Note 8. There were a total of 11 conversions from July 10-August 10.

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

VPR Brands, LP

Date: August 21, 2017	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)