Form 10-Q
period 2017-09-30
VPR Brands, LP.
filed 2017-11-21
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ ] No [ X ]

State the number of common units outstanding of each of the issuer’s classes of common equity, as of the last practicable date: The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of November 20, 2017 was 60,434,188.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP

BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS:
Cash	$19,272	$83,785
Accounts Receivable	263,879	$155,006
Inventory	231,963	380,854
Deposits	16,780	16,780
Other Assets	232,370	—
TOTAL CURRENT ASSETS	$764,264	$636,425
Property and Equipment-Net	18,856	27,901
Intangible Assets-Net of Accumulated Amortization	63,000	305,915
TOTAL ASSETS	$846,120	$970,241

LIABILITIES AND PARTNER’S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$420,463	$163,086
Customer Deposits	—	120,760
Derivative Liability	230,659	104,572
Notes Payable-Current Portion, Net of Debt Discount of $119,798 and $-0-	726,778	120,000
TOTAL CURRENT LIABILITIES	1,377,900	508,418
LONG TERM DEBT:
Note Payble, net of debt discount of $96,653	—	595,022
TOTAL LIABILITIES:	1,377,900	1,103,440
PARTNERS’ DEFICIT:

Partners’ Capital 100,000,000 authorized; Common units, 54,500,747 and 49,292,125 issued and outstanding as of September 30, 2017 and December 31, 2016 respectively	6,243,095	5,880,633
Accumulated deficit	(6,774,875)	(6,013,832)
TOTAL PARTNERS’ DEFICIT	(531,780)	(133,199)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$846,120	$970,241

See accompanying Notes to Financial Statements

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

REVENUES	$969,455	$608,354	$2,792,796	$669,880
COST OF SALES	(573,136)	(409,800)	(1,710,066)	(446,736)
GROSS PROFIT	396,319	198,554	1,082,730	223,144
EXPENSES:
Selling, General and Administrative	435,376	312,856	1,523,572	424,684
TOTAL EXPENSES	435,376	312,856	1,523,572	424,684
NET OPERATING LOSS	(39,057)	(114,302)	(440,842)	(201,540)
Other Income (Expense)
Interest Expense	(48,836)	12	(231,313)	12
Gain (Loss) on extinguishment of debt	225,767		(142,211)
Change in fair value of derivative liability	(69,665)	(7,293)	53,323	(7,293)
NET (PROFIT) LOSS	$68,209	$(121,583)	$(761,043)	$(208,821)
LOSS PER COMMON UNIT	$0.00	(0.00)	$(0.01)	(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	53,949,305	50,672,125	50,718,269	43,545,458

See accompanying Notes to Financial Statements

VPR BRANDS, LP

  STATEMENT OF CASH FLOWS

  (UNAUDITED)

	Nine Months Ended
	September 30, 2017	September 30, 2016

OPERATING ACTIVITIES:
Net Loss	$(761,043)	$(208,821)
Adjustments to reconcile net loss to cash used in operating activities:
Common Units issued in exchange for services	—	27,600
Amortization and Depreciation	57,064	—
Non-Cash Interest	231,313	—
Gain (Loss) on extinguishment of debt	142,211
Change in fair value of derivative liability	(53,323)
Changes in operating assets and liabilities:
Inventory	148,891	(474,814)
Prepaid Expenses	(232,370)	54,700
Accounts Receivable	(108,873)	219,353
Customer Deposits	(120,760)	(63,726)
Accounts payable and Accrued expenses	257,377	50,071
NET CASH USED IN OPERATING ACTIVITIES	(439,513)	(395,637)
INVESTING ACTIVITIES
Purchase of property and equipment	—	(10,446)
FINANCING ACTIVITIES:
Proceeds From Notes Payable	—	500,000
Proceeds (repayments) Notes Payable	300,000	(84,375)
Proceeds from private placement offering of common units	75,000	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	375,000	615,625

(DECREASE) INCREASE IN CASH	(64,513)	209,542

CASH - BEGINNING OF PERIOD	83,785	4,650

CASH - END OF PERIOD	$19,272	$214,192
SCHEDULE OF NON CASH ACTIVITY
FOR ACQUISITION:
Customer List and Brand Name	$—	$27,285
Inventory	—	258,743
Accounts Receivable	—	147,698
Customer Deposits	—	(63,726)
Notes Payable	—	(370,000)
Net Cash Paid	$—	$—

See accompanying Notes to Financial Statements

VPR BRANDS, LP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

See note 5, Business Acquisition and Secured Borrowing for further details, concerning total considerations.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $567,056 for the nine months ended September 30, 2017 and has an accumulated deficit of $6,580,888 at September 30, 2017. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31, 2016	September 30, 2017
Annual dividend yield	-	-
Expected life (years)	1.267	.50
Risk-free interest rate	8.00%	8.00%
Expected volatility	35-65%	103-114%

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			--
Embedded derivative liabilities – (Debenture)			104,572
Total			$104,572

	Fair Value Measurements at
	September 30, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			230,659
Total			$230,659

For the nine months ended September 30, 2017, the Company recognized a gain of $53,323 on the change in fair value of its derivative liabilities. At September 30, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Preliminary Allocation of the Purchase Price to the Assets acquired and liabilities assumed at fair value is as follows:

Assets Acquired
Trademarks	$42,000
Property Plant and Equipment	$12,700
Vendor Deposits	$56,857
Customer Relations	$39,000
Inventory	$178,716
Accounts Receivable	$150,000
Total Assets	$479,273
Liabilities
Consideration	$(370,000)
Customer Deposits	$(63,726)
Customer Returns (Pre-7/29)	$(36,547)
Unallocated Cost (Goodwill)	$9,000
Total	$(479,273)

The following presents the unaudited pro-forma combined results of operations of the Company with Vapor Corp. as if the Acquisition occurred on January 1, 2016.

	Nine Months Ended		Three Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
REVENUES	$2,792,796	$3,448,692	$969,455	$608,354
COST OF SALES	(1,710,066)	(3,038,883)	(573,136)	(409,800)
GROSS PROFIT	1,082,730	409,809	396,319	198,554
EXPENSES:
Selling, General and Administrative	1,523,572	1,727,183	435,376	312,856
TOTAL EXPENSES	1,523,572	1,727,183	489,640	312,856
NET OPERATING LOSS	(440,842)	(1,317,374)	(39,057)	(114,302)
Other Income (Expense)
Interest Expense	(231,313)	12	(48,836)	12
Gain on extinguishment of debt	(142,211)	—	225,767	—
Change in fair value of derivative liability	53,323	(7,293)	(69,665)	(7,293)
NET LOSS	$(761,043)	$(1,324,655)	$68,209	$(121,583)
LOSS PER COMMON UNIT	$(0.01)	$(0.03)	$(0.00)	$(0.00)
Weighted-Average Common Units Outstanding — Basic and Diluted	49,924,937	50,672,125	50,259,797	50,672,125

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained.

NOTE 6: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	SEPTEMBER 30, 2017	December 31, 2016
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(11,570)	(2,525)
		$18,856	$27,901

Depreciation expense amounted to $9,044 and $2,525 for the quarter ended September 30, 2017 and the year ended December 31, 2016, respectively.

NOTE 7: INTANGIBLE ASSETS-NET

	Estimated Use Full Lives (Years)	September 30, 2017	December 31, 2016
Customer Relations	3	$39,000	$124,700
Trademarks	8	42,000	83,000
Website Domain Names			31,600
Total		$81,000	$336,273
Less: Accumulated Amortization		(18,000)	(30,358)
Net Total		$63,000	$305,915

Amortization expense amounted to $18,000 and $30,358 for the nine months ended September 30, 2017 and year ended December 31, 2016 respectively.

NOTE 8: PARTNER DEFICIT/COMMON UNITS

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

See Note 9 Notes Payable for common units issued as per convertible notes issued during 2016 and 2017.

NOTE 9: NOTES PAYABLE

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

As per the convertible note with Diamond Rock in November 2016, the Company has borrowed $375,000 of which $75,000 was borrowed in 2016, against the loan and as of September 30, 2017 the balance outstanding was $224,628 including accrued interest on the balance due at quarter end. To date $182,462 portion of the loan was converted to common units of 4,488,622.

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

The Note permits the Company to make additional borrowings under the Note. As of September 30, 2017, DiamondRock advanced four (4) tranches to the Company in the total amount of $300,000.

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

The following table summarizes the Company’s convertible notes as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Gross proceeds from notes	$846,578	$783,772
Less: Debt discount	(119,798)	(68,750)
Less: Beneficial conversion feature	-0-	-0-
Add: Amortization of discount	-0-	-0-
Less: Beneficial conversion feature	(-0-)	-0-
Carrying Value of notes	$726,778	$715,022

In addition the Company has one note outstanding related to the acquisition of assets from Vapor Corp.

NOTE 10: COMMITMENTS AND CONTINGENCIES

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

Rent expense for the quarter September 30, 2017 and 2016 was $87,013 and $-0-, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11: SUBSEQUENT EVENTS

As of November 15, 2017, the following events were transacted by the Company subsequent to the quarter ended date of September 30, 2017.

Subsequent to September 30, 2017 there were Conversions to the Company in the amount of $63,873 for convertible notes aggregating 5,933,441 shares by Diamond Rock as per the convertible note payable discussed in Note 9.

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

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note. During the quarter the following conversions were done:

Date	Amount Converted	Shares Issued
6/9/17	$12,000	91,647
6/19/17	$3,000	29,017
6/21/17	$4,000	43,302
6/27/17	$3,720	40,000
6/28/17	$8,000	103,030
7/10/17	$4,000	50,530
7/11/17	$5,000	67,757
7/17/17	$15,880	248,513
7/19/17	$3,467	56,000
7/19/17	$5,000	80,765
7/26/17	$12,000	216,540
7/31/17	$3,000	60,241
7/31/17	$3,000	63,112
8/3/17	$5,000	112,183
8/4/17	$5,000	117,647
8/10/17	$10,000	251,889
8/21/17	$8,000	196,415
8/24/17	$8,000	204,082
8/31/17	$11,495	333,957
9/12/17	$10,000	291,715
9/14/17	$13,500	413,476
9/19/17	$15,000	485,437
9/26/17	$15,000	660,793

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

From the acquisition of Vapor Corp’s wholesale operations, VPR Brands, LP has inherited a significant client base consisting of private label vaporizers within the medical cannabis industry. VPR Brands, LP is a private label manufacturing partner and we provide them with their own branded vape equipment and accessories .. The company has focused efforts on building this portfolio and aggressively pursuing this market space. The company has also since taken the inherited HONEYSTICK brand of high end vaporizers and focused on expanding the product line of lifestyle vaporizers targeted towards cannabis concentrates and extracts. VPR Brands, LP has attended and featured this brand at all relevant industry trade shows and has created new marketing materials to spread its awareness and acceptance. This product line has become the premier brand within the VPR Brands portfolio of house brands with expanding into several new high end distributors and also won a 2nd place finish in the 2017 Social High Times Cannabis Cup within the Vape Pen category.

The Vapor Corp. asset acquisition will comprise almost all of the Company’s revenue going forward.

Results of Operations for the Nine months Ended September 30, 2017 Compared to the Nine months Ended September 30, 2016

Revenues

Our revenue for the nine months ended September 30, 2017 and 2016 was $2,792,796 and $669,880, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the nine months ended September 30, 2017 and 2016 was $1,710,066 and $446,736, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the nine months ended September 30, 2017 were $1,523,572 as compared to $424,684 for the nine months ended September 30, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $750,984 of the difference and marketing expense another $178,290 and Professional fees were $157,535. The rest of the difference included travel expenses and rent expense related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other (Expenses) nine months ended September 30, 2017 and 2016 was $(320,201) and $7,281, respectively. Increase is a result of the interest expense for the loans associated with Vapor Corp acquisition of $231,313 and loss on the extinguishment of debt of $(142,211) and offset by the change in fair value of derivative liability of $53,323 for the calculation of the loans associated with the acquisition.

Net Loss

Net loss for the nine months ended September 30, 2017 was $761,043 compared to a net loss of $208,821 for the quarter ended September 30, 2016. The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenues

Our revenue for the three months ended September 30, 2017 and 2016 was $969,455 and $608,354, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Cost of Sales

Cost of sales for the three months ended September 30, 2017 and 2016 was $573,136 and $409,800, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business.

Operating Expenses

Operating expenses for the three months ended September 30, 2017 were $435,376 as compared to $312,856 for the quarter ended September 30, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $54,424 of the difference and professional fees another $54,555. The rest of the difference included travel expenses and marketing costs related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other Income (Expenses) for three months ended September 30, 2017 and 2016 was $107,266 and $(7,281), respectively. Increase is a result of the interest expense for the loans associated with Vapor Corp acquisition of $48,836 and gains on the extinguishment of debt of $225,767 and change in fair value of derivative liability of $69,665 for the calculation of the loans associated with the acquisition.

Net Profit (Loss)

Net profit for the three months ended September 30, 2017 was $68,209 compared to a net loss of $121,583 for the three months ended September 30, 2016. The net loss has decreased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition offset by the gains on extinguishment of debt for conversions of $225,767

Liquidity and Capital Resources

The Company used cash in operating activities of $439,513 for the nine months ended September 30, 2017 as compared to $395,637 used in the nine months ended September 30, 2016. [The increase in cash used is mainly a result of the loss for the year offset by increase in accounts payable.]

During the nine months ended September 30, 2017, the Company was provided cash from financing activities of $375,000, of which $300,000 was proceeds of the note from the DiamondRock, $75,000 was for the sale of common units. The Company had separate private placements in 2017 and 2016.

Assets

At September 30, 2017 and December 31, 2016, we had total assets of $846,120 and $970,241, respectively. Assets consist primarily inventory, accounts receivable, intangible assets and prepaid expenses in 2017 and 2016.

Liabilities

Our total liabilities were $846,120 at September 30, 2017, compared to $1,103,440 at December 31, 2016. The increase was primarily due to an increased accounts payable, customer deposits and notes payable related to the acquisition.

Off –Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of September 30, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of September 30, 2017, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective because of continued material weakness in our internal control over financial reporting as described in our Annual Report on Form 10-K for the year ended December 31, 2016 which was filed on April 17, 2017, which material weakness are reiterated below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note. During the quarter the following conversions were done:

Date	Amount Converted	Shares Issued
6/9/17	$12,000	91,647
6/19/17	$3,000	29,017
6/21/17	$4,000	43,302
6/27/17	$3,720	40,000
6/28/17	$8,000	103,030
7/10/17	$4,000	50,530
7/11/17	$5,000	67,757
7/17/17	$15,880	248,513
7/19/17	$3,467	56,000
7/19/17	$5,000	80,765
7/26/17	$12,000	216,540
7/31/17	$3,000	60,241
7/31/17	$3,000	63,112
8/3/17	$5,000	112,183
8/4/17	$5,000	117,647
8/10/17	$10,000	251,889
8/21/17	$8,000	196,415
8/24/17	$8,000	204,082
8/31/17	$11,495	333,957
9/12/17	$10,000	291,715
9/14/17	$13,500	413,476
9/19/17	$15,000	485,437
9/26/17	$15,000	660,793

Subsequent to September 30, 2017 there were Conversions transacted totaling 5,933,441 shares by Diamond Rock as per the convertible note payable discussed in Note 8. There were a total of 11 conversions from July 10-August 10.

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

VPR Brands, LP

Date: November 21, 2017	By:	/s/ Kevin Frija
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)