Form 10-K
VPR Brands, LP.
filed 2018-04-18
CIK 1376231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-Accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,638,000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 17, 2018 was 75,329,312.

Documents Included by reference: None

VPR Brands, LP

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our security holders. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “VPR Brands,” the “Company,” “we,” “our” and or “us,” refer to VPR Brands, LP.

PART I

Item 1.

DESCRIPTION OF BUSINESS

Our Business

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) which are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

•	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

•	Design, market and distribute electronic cigarettes and popular vaporizers;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Electronic Cigarettes, Personal Vaporizers, Medical Vaporizers for Cannabis use

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

Medical vaporizers for cannabis use functions similar to electronic cigarettes and vaporizers but have unique design characteristics to enable patients to vape the different forms of cannabis. Generally, these forms are essential oils, concentrates, as well as dry herb. This results in a similar effect but it is cannabis concentrates being vaporized instead of nicotine liquid or a flavored cartridge, so the design has to be changed to vaporize these different textures.

Our Electronic Cigarettes, Personal Vaporizers, Medical Vaporizers for Cannabis use

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

Vaporizers for Cannabis Use

We have developed a line of vaporizers that are for use with medical and recreational cannabis under the “HONEYSTICK” brand. These vaporizers are designed for sale in the medical and recreational cannabis markets and currently feature mainly vaporizers for essential oils and concentrates. We plan to launch and develop more units for dry herb and continue to expand the line to offer more innovative technology that is high performance and convenient. The company also conducts most of its private label production for cannabis oriented vaporizers.

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

The U.S. Market for Electronic Cigarettes and Cannabis Vaporizers

Electronic cigarettes are generally marketed as an alternative to traditional tobacco burning cigarettes. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their nicotine cravings without the byproducts of smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes are not subject to the use prohibitions of tobacco-burning cigarettes and therefore may be used in more places than conventional cigarettes. Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes, however, and others are considering banning the use of electronic cigarettes. We cannot provide any assurances that the use of electronic cigarettes will not be banned anywhere traditional tobacco burning cigarette use is banned.

We believe that the market for medical and recreational cannabis products, including cannabis vape products, continues to expand as the legal climate within the U.S. has resulted in more states permitting recreational and/or medical cannabis use. Vape products are growing as a delivery device because they allow very convenient, effective and discrete ways of delivery that minimize, odor and exposure. Vape products also allow for the vaporization of all textures of cannabis, which allows for effective dosing. Currently, 29 U.S. states, plus the District of Columbia, have passed laws permitting their citizens to use medical cannabis. Nine states and the District of Columbia permit the recreational use of cannabis, and a number of states have also decriminalized the possession of small amounts of marijuana. Marijuana remains classified as a Schedule I controlled substance by the Drug Enforcement Agency (the “DEA”), and the U.S. Department of Justice (the “DOJ”), and therefore it is illegal to grow, possess and consume cannabis under federal law. The Controlled Substances Act of 1910 (the “CSA”) bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

Under the Obama Administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use or recreational marijuana industry. In addition, pursuant to the current omnibus spending provisions approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on September 30, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of marijuana products, strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities.  See “—Government Regulation.” We cannot provide any assurances that federal regulations will not inhibit the growth, expansion, or legality of the cannabis movement which is highly interdependent in the growth of sales of our vaporizers.

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

The statistics in cannabis are best summarized in a Forbes business article written in early 2017. The article indicates that North American marijuana sales grew by an unprecedented 30% in 2016 to $6.7 billion as the legal market expanded in the U.S. and Canada, according to a new report by Arcview Market Research.

North American sales are projected to top $20.2 billion by 2021 assuming a compound annual growth rate of 25%. The report includes Canada for the first time as it moves towards implementing legal adult use marijuana.

To put this in perspective, this industry growth is larger and faster than even the dot-com era. During that time, GDP grew at a blistering pace of 22%. Thirty percent is an astounding number especially when you consider that the industry is in early stages.

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical, demographical, or genre (cannabis or E Liquid).

Our sales and distribution channels are:

•	Direct sales and distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive territory and exclusive channel distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas station).

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/e-commerce sales, where we sell directly to end users through one of our internet websites and/or landing pages.

•	Distribution through online distributors that sell to an extensive network of resellers.

•	Distribution through dispensaries who are responsible for dispensing medical or recreational cannabis.

Business Strategy

VPR Brands is a holding company, whose assets include issued U.S. and Chinese patents for atomization related products including technology for medical marijuana vaporizers and electronic cigarette products and components. The Company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

•	Design, market and distribute a line of CBD products under the “GOLD LINE” brand;

•	Design, market and distribute electronic cigarettes and popular vaporizers;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

We design, develop and market electronic cigarette e-liquids sold under the Helium brand. Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes. We launched the Helium brand in limited U.S. markets in the first quarter of 2016 and grow distribution through third-party distributors. Shortly after our U.S. launch we plan to introduce our electronic cigarette brand to the Chinese market . China is the largest producer and consumer of tobacco products in the world, however we believe that Chinese consumption of electronic cigarettes trails U.S. adoption and use. We believe that an opportunity exists to develop and expand our business and our Helium brand electronic cigarette e-liquids in China.

We design, develop, market and distribute a line of products oriented toward the cannabis markets which is the HoneyStick brand of vaporizers and the Goldline CBD products. The CBD line was in development during 2017 and the HoneyStick brand was acquired in July 2016 and further developed and expanded continuously throughout 2016 and 2017 by adding new products and expansion in marketing and advertising. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The original HoneyStick vaporizer placed second in the High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized. A HoneyStick vaporizer also won an award in 2017.

Patent Rights

We are evaluating our options and conducting investigations to determine if our intellectual property is being infringed and if so, by whom, both in the U.S. and in the Peoples Republic of China. In the U.S., we are exploring legal options and strategies related to prosecuting infringers and pursuing available remedies.

License our Technology

In light of recent lawsuits filed against several electronic cigarette companies, we believe that an opportunity exists to license our patented technology to companies named in those lawsuits and others who may be seeking an alternative to the electronic cigarette technologies which are or may be subject to patent litigation.

Private Label

As an extension of our plan to license our technology to other electronic cigarette companies, we plan to offer private label manufacturing programs for electronic cigarette as well as cannabis vape companies that would rather purchase a finished manufactured product, rather than simply purchasing a license to manufacture their products using our technology. We believe that we have a greater understanding of the manufacturing process than a licensee would and that we can better oversee the manufacturing process of our patented technologies and offer a more reliable and higher quality product through our supply chain than can otherwise be achieved by third parties.

Corporate Information

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

Since our inception, the Company has generated nominal revenues through the sale of software items related to the job search industry and in 2009, management actively explored opportunities to manage private capital. Specifically, the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company’s new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company has reorganized the business and restructured the Company as a public limited partnership. In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents. Prior to the Company’s decision to design, develop and market electronic cigarette e-liquids sold under the Helium brand in March 2016, the Company had designed, developed and marketed electronic cigarettes sold under the RED brand.

On December 27, 2013, the Company entered into a patent acquisition agreement (the “Purchase Agreement”), by and among the Company and Guocheng “Greg” Pan, pursuant to which the Company agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the “Purchased Assets”). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, the Company issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of the Company and a warrant to purchase 2,000,000 common units representing limited partnership units of the Company. The warrants entitle Mr. Pan (or his designees) to purchase common units of the Company at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

The patents were originally valued based on number of shares issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions, the Company has valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014, the Company determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result, the Company has written off the entire patent.

In April 2015, the Company issued 25,000 of the Company’s common units to Gordon Hung in exchange for services for the Company valued at $12,500.

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interests of the Company. The Private Placement was expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 shares of its common units to Mr. Frija at a purchase price of $0.01 per share, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Mr. Frija had the right to buy an additional 40,000,000 common units at a purchase price of $0.01 per share. The Company expected to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September, 2016. No placement agent has participated in the Private Placement.

In connection with the Share Purchase Agreement, the Company named Mr. Frija chief executive officer and chairman of the board of directors of the Company and as a manager of the Company’s general partner, Soleil Capital Management LLC (the “General Partner”). Contemporaneous with Mr. Frija’s appointment as chief executive officer and chairman of the board of Directors, the Company’s current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, have resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors of the Company and as a manager of the General Partner and Mr. Jon Pan continues to serve as a consultant to the Company. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, the Company and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein the Company agreed to grant Jon Pan the right to purchase 10,000,000 of the Company’s Common Units, at a price of $0.01 per share.

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

As per the convertible note with Diamond Rock in November 2016 Diamond Rock has converted $25,000 into 87,108 shares.

During 2017 the Company borrowed an additional $325,650 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note.

During the year ended December 31, 2017 the Diamond Rock converted a total of $492,628 into 218,592,561 common units of stock.

On November 30, 2017, VPR Brands, LP (the “Company”) entered into a Purchase Agreement (the “Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement.

The Purchase Agreement includes customary representations, warranties and covenants by the respective parties.

On January 18, 2018 the Company issued a Promissory Note in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid and any unpaid principal amount and any accrued interest is due on January 18, 2019. The Promissory Note is unsecured.

On March 30, 2018, VPR Brands, LP the Company issued a Promissory Note in the principal amount of $100,001 to Guocheng Pan. Mr. Pan is a director of Soleil Capital Management LLC, the Company’s general partner. Mr. Pan also owns a significant percentage of the Company’s outstanding common units. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The Promissory Note is unsecured.

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

Competition

Competition in the electronic cigarette and vaporizer industry is intense. We compete with other sellers of electronic cigarettes, the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. Our direct competitors sell products that are substantially similar to ours and through the same channels through which we sell our electronic cigarette products. We compete with these direct competitors for sales through distributors, wholesalers and retailers, including but not limited to national chain stores, tobacco shops, dispensaries gas stations, travel stores, shopping mall kiosks, in addition to direct to public sales through the internet, mail order and telesales. As a general matter, we have access to and market and sell the similar electronic cigarettes as our competitors and since we sell our products at substantially similar prices as our competitors.

Part of our business strategy focuses on the establishment of contractual relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships and try to create brand loyalty. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than our Company.

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

We also face competition from manufacturers in China as they try to increase their USA presence by marketing directly to members within our supply and value chain similar products.

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

Currently, 29 U.S. states, plus the District of Columbia, have passed laws permitting their citizens to use medical cannabis. Nine states and the District of Columbia permit the recreational use of cannabis, and a number of states have also decriminalized the possession of small amounts of marijuana. Marijuana remains classified as a Schedule I controlled substance by the DEA and the DOJ, and therefore it is illegal to grow, possess and consume cannabis under federal law. The CSA bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

Under the Obama Administration, the DOJ previously issued memoranda, including the so-called “Cole Memo” on August 29, 2013, providing internal guidance to federal prosecutors concerning enforcement of federal cannabis prohibitions under the CSA. This guidance essentially characterized use of federal law enforcement resources to prosecute those complying with state laws allowing the use, manufacture and distribution of cannabis as an inefficient use of such federal resources when state laws and enforcement efforts are effective with respect to specific federal enforcement priorities under the CSA.

On January 4, 2018, U.S. Attorney General Jeff Sessions issued the Sessions Memo, which rescinded the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana. The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use or recreational marijuana industry. In addition, pursuant to the current omnibus spending provisions approved by Congress, the DOJ is prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on September 30, 2018, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill for 2019. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of marijuana products, strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. We cannot provide any assurances that federal regulations will not inhibit the growth, expansion, or legality of the cannabis movement which is highly interdependent in the growth of sales of our vaporizers.

Employees

As of April 17, 2018, we have 19 employees. None of our employees is represented by a collective bargaining agreement and we believe that our relationship with our employees is good.

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

As of December 31, 2017, we had an accumulated deficit of $(7,625,644) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

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

We have limited cash on hand of $56,640 as of December 31, 2017. Any cash on hand is currently not generating any revenue from operations. We expect to raise capital required to operate our business through public or private equity offerings, debt financings and or corporate collaborations.

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

Risks relating to the U.S. Federal laws affecting the legal cannabis industry

Certain activities involving the marijuana remain illegal under US. Federal laws such activities include but are not limited to (a) Distribution of marijuana to minors (b) transporting marijuana from states where it is legal to another states (c) Drugged driving and other adverse public health consequences (d) Growing marijuana on public lands (e) Marijuana possession or use on federal property and (e) Other criminal activity or violence associated with the sale of marijuana. To the extent the Company may not prevent certain of its user from using their product in violation of U.S. Federal laws. It may subject the company to civil and/or criminal liability and the liquidity and/or trading price of the Company stock will be adversely affected or cease to be traded.

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

We depend on our General Partner and its managers, Messrs. Kevin Frija and Greg Pan.

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

Our common limited partnership units are currently listed on the OTC Pink market tier of the OTC Markets Group, Inc. under the stock ticker symbol “VPRB,” however there is no established public market for our membership Units and such a market may not develop or be sustained.

Further, the OTC Pink market tier of the OTC Markets Group, Inc. is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common units are not quoted on the Pink Sheets of the OTC Markets Group, Inc. or if a public market for our common units does not develop, then investors may not be able to resell the common units that they currently hold and or have purchased and may lose all of their investment.

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

Volatility in our common unit price may subject us to securities litigation.

The market for our common units is characterized by significant price volatility when compared to seasoned issuers, and we expect that our unit price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities to us and could divert our management’s attention and resources from managing our operations and business.

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

As of April 17, 2018, we had 75,329,312 shares of our common units representing limited partnership interests outstanding. Approximately 1,900,100 of the 75,329,312 outstanding common units are eligible for resale without restriction in the public market. These represent shares owned by individuals with less than 5% ownership of the outstanding common units. If any significant number of the 1,900,100 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

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

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Unitholder Matters

Our membership units are currently quoted on the OTC Pink market tier of the OTC Markets Group, Inc. under the ticker symbol “VPRB,” however there is no established public market for our securities and such a market may not develop or be sustained. On April 16, 2018, the closing price of the Company’s common units was $0.079.

Holders

As of April 17, 2018, there were 32 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in “street” name.

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

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenues

Our revenue for the twelve months ended December 31, 2017 and 2016 was $3,610,379 and $1,580,676, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business for the full 12 months of 2017 as compared to five months in 2016.

Cost of Sales

Cost of sales for the year ended December 31, 2017 and 2016 was $2,398,242 and $1,099,824, respectively. Increase is a result of the asset acquisition from Vapor Corp. of its wholesale business for the full 12 months of 2017 as compared to five months in 2016.

Operating Expenses

Operating expenses for the year ended December 31, 2017 were $2,100,901 as compared to $808,609 for the year ended December 31, 2016. The increase in expenses is due to increased general, selling and administrative costs for the asset acquisition from Vapor Corp. Payroll made up $764,921 of the difference and professional fees another $188,190. The rest of the difference included rent, travel expenses and marketing costs related to the Vapor Corp. asset acquisition.

Other Income (Expense)

Other income and expenses increase to $(723,048) for the year ended December 31, 2017 as compared to $(47,977) for the year ended December 31, 2016. The increase in mainly attributable to interest expense of $336,973 and Loss on extinguishment of debt $488,614. Both balances are result of borrowings during the year and conversion of debt to capital.

Net Loss

Net loss for the year ended December 31, 2017 was $(1,611,812) compared to a net loss of $(375,734) for the year ended December 31, 2016 The net loss has increased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Liquidity and Capital Resources

The Company used cash in operating activities of $698,563 for year ended December 31, 2017 as compared to $445,686 used in year ended December 31, 2016. Decrease in cash used is mainly a result of the loss for the year offset by noncash interest and loss on extinguishment of debt for the Vapor Corp. items and loss for the year offset by accounts payables and non-cash losses as a result of other expenses as discussed above.

During the years ended December 31, 2017 and 2016, the Company in 2017 received loans of $671,438 from lending institutions and institutional investor. Also the Company paid debt of $75,220 during the year. The Company also received $75,000 from and investor for sale of units. During 2016 was provided cash from financing activities of $540,022, of which $500,000 was proceeds of note from the Vapor Corp. asset purchase and $200,000 (sale of common units), offset by payments on the loans of $173,395. The Company had two separate private placements in 2016 totaling $200,000.

Assets

At December 31, 2017 and December 31, 2016, we had total assets of $471,101 and $970,241, respectively. Assets consist of the cash accounts held by the Company, inventory and accounts receivable. In 2017 the Company’s inventory was reduced by $230,000 as a result of sales and intangible assets decreased by $275,000 as a result of the revaluation of assets acquired as part of the Vapor Corp. acquisitions.

Liabilities

Our total liabilities were $1,302,743 at December 31, 2017, compared to $1,103,440 at December 31, 2016. The increase was primarily due to an increased accounts payable, and derivative liability related to loans.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2017, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended December 31, 2017, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ended December 31, 2017, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we identified the following material weakness:

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

Therefore, our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	43	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	58	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	32	Chief Operating Officer	January 3, 2017

Mr. Kevin Frija

Mr. Kevin Frija was appointed on June 5, 2015 as the chief executive officer, president, chairman of the board of directors, and a director of the Company and as the chief executive officer, president, chairman of the board of directors, a director and a manager of the Company’s General Partner. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1 million in sales to $25 million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear Fashions, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to the development and growth of our Company.

Mr. Guocheng “Greg” Pan

Mr. Greg Pan PhD has been a director of the Company and a director and a manager of the Company’s General Partner since December 26, 2013. From December 26, 2013 to June 5, 2015, Mr. Pan served as non-executive Chairman of the Board of Directors of the Company and the Company’s General Partner prior to resigning from such positions on June 5, 2015. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan, graduated from Peking University in 1982, obtained a masters degree in 1985 and a PhD from The University of Arizona in 1989. Mr. Pan is a citizen of the United States.

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

Director Compensation

We do not currently have any non-employee directors and no additional compensation is currently paid to Mr. Frija or Mr. Pan in connection with their directorships over and above their employee-based compensation.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except Mr. Frija. Mr. Frija filed one late Form 4, relating to one transaction.

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

2017 SUMMARY COMPENSATION TABLE

Name &				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija CEO and President	2017	$144,000	—	—	—	—	—	—	$144,000
	2016	$60,923	—	—	—	—	—		$60,923

Dan Hoff COO	2017	$121,065	—	—	—	—	—	—	$121,065
	2016	$42,919	—	—	—	—	—	—	$42,919

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of April 16, 2018. On April 16, 2018, there were 75,329,312 shares of our common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

Name and address of beneficial owner	Common units Beneficially Owned	Percentage of Beneficial Ownership(1)
Directors and Named Executive Officers
Kevin Frija	21,589,408	28.7%

Guocheng Pan	10,381,360	13.8%

Daniel Hoff	-	0.0%

All Current Executive Officers and Directors As a Group (3 persons)	31,970,768	42.4%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 75,329,312 shares of common units outstanding, plus (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During years ended December 31, 2017 and 2016, the Company has not made payments to related parties for expenses and reimbursement of costs.

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

Director Independence

The Company’s common units are currently quoted on the OTC Pink market tier of the OTC Markets Group, Inc. OTC Pink does not have any director independence requirements. Mr. Frija is presently one of the two executive officers of the Company as well as a director of the Company and Mr. Pan is a manager of our General Partner which manages the Company as well as a director of the Company and as such we do not have an independent board of directors.

Other than as described herein, since the beginning of our last fiscal year, we have not entered into any transactions, nor are there any currently proposed transactions, between us and a related party where the amount involved exceeds, or would exceed, the lesser of $120,000 or 1% of the average of the Company’s total assets at year-end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016
Audit Fees	$40,000	$25,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$40,000	$25,000

Audit Fees – This category consists of fees for (a) the audits of our consolidated and combined financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim condensed consolidated and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees – This category consists of fees for services rendered for tax compliance and tax planning and advisory services.

All Other Fees - This category consists of fees for other miscellaneous items.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2017 and December 31, 2016
VPR Brands, LP Statements of Operations for the years ended December 31, 2017 and 2016
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2017
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2017 and 2016

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

ITEM 16. FORM 10-K SUMMARY

None.

Paritz & Company, P.A.	15 Warren Street, Suite 25 Hackensack, New Jersey 07601 (201)342-7753 Fax: (201) 342-7598

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of
VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP (the Company) as of December 31, 2017 and 2016, and the related statements of operations, changes in partner's capital, and cash flows for each of the years in the two years ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a net loss of $1,611,812 for the year ended December 31, 2017, has an accumulated deficit of $7,625,644 and a working capital deficit of $879,155 at December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company's auditor since 2005.

Hackensack, New Jersey
April 17, 2018,

VPR BRANDS, LP
BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS:
Cash	$56,640	$83,785
Accounts Receivable-Net of reserve of $69,358 and $-0-	199,803	$155,006
Inventory	150,365	380,854
Deposits	16,780	16,780
TOTAL CURRENT ASSETS	$423,588	$636,425
Property and Equipment-Net	17,759	27,901
Intangible Assets-Net of Accumulated Amortization	29,754	305,915
TOTAL ASSETS	$471,101	$970,241

LIABILITIES AND PARTNER’S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$243,265	$163,086
Customer Deposits	-	120,760
Derivative Liability	392,623	104,572
Convertible Notes Payable-Current Portion,Net of Debt Discount of $145,856 and $-0-	666,855	120,000
TOTAL CURRENT LIABILITIES	1,302,743	508,418
LONG TERM DEBT:
Note Payable, net of debt discount of $-0- and $68,750	-	595,022
TOTAL LIABILITIES:	1,302,743	1,103,440
PARTNERS’ DEFICIT:

Partners’ Capital 100,000,000 authorized; Common units, 68,604,686 and 49,292,125 issued and outstanding as of December 31, 2017 and December 31, 2016 respectively	6,794,002	5,880,633
Accumulated deficit	(7,625,644)	(6,013,832)
TOTAL PARTNERS’ DEFICIT	(831,642)	(133,199)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$471,101	$970,241

See accompanying notes to Financial Statements

VPR BRANDS, LP
STATEMENTS OF OPERATIONS

	YEARS ENDED
	DECEMBER 31, 2017	DECEMBER 31, 2016

SALES	$3,610,379	$1,580,676
COST OF SALES	(2,398,242)	(1,099,824)
GROSS PROFIT	1,212,137	480,852
OPERATING EXPENSES:
Selling, General and Administrative	2,100,901	808,609
TOTAL OPERATING EXPENSES	2,100,901	808,609
LOSS FROM OPERATIONS	(888,764)	(327,757)
Other Income (Expense)
Interest Expense	(336,973)	(64,373)
Loss on extinguishment of debt	(488,614)	-
Change in fair value of derivative liability	102,539	16,396
NET LOSS	$(1,611,812)	$(375,734)
LOSS PER COMMON UNIT	$(0.03)	$(0.01)
Weighted-Average Common Units Outstanding — Basic and Diluted	53,077,075	43,648,289

See accompanying notes to Financial Statements

VPR BRANDS, LP
STATEMENT OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31, 2017	DECEMBER 31, 2016

OPERATING ACTIVITIES:
Net Loss	$(1,611,812)	$(375,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Common Units issued in exchange for services	29,400	-
Amortization and Depreciation	15,690	25,444
Non-Cash Interest	336,973	1,575
Gain (Loss) on extinguishment of debt	488,614	-
Change in fair value of derivative liability	(102,539)	-
Changes in operating assets and liabilities:	-
Inventory	230,489	(202,678)
Deposits	-	(16,780)
Advances to Suppliers	-	54,700
Accounts Receivable	(44,797)	(150,758)
Customer Deposits	(120,760)	57,034
Accounts payable and Accrued expenses	80,179	161,511
NET CASH USED IN OPERATING ACTIVITIES	(698,563)	(445,686)
INVESTING ACTIVITIES
Purchase of property and equipment	-	(15,201)
NET CASH PROVIDED INVESTING ACTIVITIES	-	(15,201)
FINANCING ACTIVITIES:
Proceeds from Notes Payable	671,638	575,000
Payments of Notes Payable	(75,220)	(234,978)
Proceeds from private placement offering of common units	75,000	200,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	671,418	540,022

(DECREASE) INCREASE IN CASH	(27,145)	79,135

CASH - BEGINNING OF YEAR	83,785	4,650

CASH - END OF YEAR	$56,640	$83,785
Cash Paid for Interest	$-	$64,373
SCHEDULE OF NON CASH ACTIVITY
FOR ACQUISITION:
Customer List and Brand Name	$-	$27,285
Inventory	-	258,743
Accounts Receivable	-	147,698
Customer Deposits	-	(63,726)
Notes Payable	-	(370,000)
Net Cash Paid	$-	$-
Conversion of Convertible debt into Common Units	$429,628	$75,000
Derivative liability recognized as debt discount	$78,176	$-
Common Units issued in connection with debt conversion	$808,969	$75,000

See accompanying notes to Financial Statements

VPR BRANDS, LP
STATEMENT OF CHANGES IN PARTNER’S CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2015

	Common units	Partners’ Capital	Accumulated Deficit	Total Partner’s Capital

Balance at December 31, 2015	29,292,125	5,680,633	(5,638,098)	42,535
Shares Purchased Per Agreement	20,000,000	200,000		200,000
Net Loss			(375,734)	(375,734)
Balance at December 31, 2016	49,292,125	$5,880,633	$(6,013,832)	$(133,199)
Common Units Purchased Per Agreement (Shares to be issued)	-	75,000		75,000
Common Units Issued in Exchange for Services	720,000	29,400		29,400
Common Units Issued for Conversion of Debt	18,592,561	808,969		808,969
Net Loss		0	(1,611,812)	(1,611,812)
Balance at December 31, 2017	68,604,686	$6,794,002	$(7,625,644)	$(831,642)

See accompanying notes to Financial Statements

VPR BRANDS, LP
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2017 AND 2016

NOTE 1. ORGANIZATION

VPR Brands, LP (the “Company”, “we”, “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the U.S. and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e-liquids marketed under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e-liquids brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

Stock-Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company may issue shares as compensation in future periods for employee services.

The Company may issue restricted units to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue shares as compensation in future periods for services associated with the registration of the common shares.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. Revenue is recognized when persuasive evidence of an arrangement exists; the delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

The Company reviews its accounts receivable on a monthly basis. As such it determines the collectability of such accounts. The Company has setup an expense reserve for those accounts it deems uncollectible.

Concentration of Major Customers

For the year ended December 31, 2017, one customer accounted for approximately 16% of total contract revenues.

As of December 31, 2017, accounts receivable include approximately 35%, 16%, 23% and 12% of contracts receivable due from four customers.

Basic and Diluted Net Loss Per Unit

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $1,611,812 for the year ended December 31, 2017, has an accumulated deficit of $7,625,644 and a working capital deficit of $879,155 at December 31, 2017. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, including the acquisition of the Vapor line of business, the Company expects to meet its current capital needs. There can be no assurance that the Company will be able raise sufficient working capital.  If the Company is unable to raise the necessary working capital through the equity funding it will be forced to continue relying on cash from operations in order to satisfy its current working capital needs.

The Company will continue to raise funds for marketing it's product via debt and capital raises. With these funds the company will continue to market and expand it's product as discussed in the business section in the 10K and anticpates not being a going concern in the future.

NOTE 4: FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the derivative liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	Year Ended
	December 31, 2016	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	.25-1	.75 to .50
Risk-free interest rate	1%	1%
Expected volatility	246%	187-236%

The change in the Level 3 financial instrument is as follows:

Balance, December 31, 2015	$-0-
· Issued during the Year ended December 31, 2016	88,176
· Converted during the Year	-0-
· Change in fair value recognized in operations	16,396
Balance, December 31, 2016	$104,572
· Issued During the Year Ended December 31, 2017	287,829
· Extinguished during the Year	(102,317)
· Change in fair value recognized in operations	102,539
Balance, December 31, 2017	$392,623

Preliminary Allocation of the Purchase Price to the Assets acquired and liabilities assumed at fair value is as follows:

	Fair Value Measurements at
	December 31, 2016
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities			104,572
Total			$104,572

	Fair Value Measurements at
	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities			392,623
Total			$392,623

For the year ended December 31, 2017, the Company recognized a gain of $102,539 on the change in fair value of its derivative liabilities. At December 31, 2017, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

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

Preliminary Allocation of the Purchase Price to the Assets acquired and liabilities assumed at fair value is as follows:

Assets Acquired
Trademarks	$42,000
Property Plant and Equipment	$12,700
Vendor Deposits	$56,857
Customer Lists	$39,000
Inventory	$178,716
Accounts Receivable	$150,000
Total Assets	$479,273
Liabilities
Notes Payable	$(370,000)
Customer Deposits	$(63,726)
Customer Returns	$(36,547)
Unallocated costs	$(9,000)
$(479,273)

The following presents the unaudited pro-forma combined results of operations of the Company with Vapor Corp. as if the Acquisition occurred on January 1, 2016 for the year ended December 31, 2016.

December 31, 2016
REVENUES	$3,448,692
COST OF SALES	(3,038,883)
GROSS PROFIT	409,809
EXPENSES:
Selling, General and Administrative	1,727,183
TOTAL EXPENSES	1,727,183
NET OPERATING LOSS	(1,317,374)
Other Income (Expense)
Interest Expense	12
Gain on extinguishment of debt	-
Change in fair value of derivative liability	(7,293)
NET LOSS	$(1,324,655)
LOSS PER COMMON UNIT	$(0.03)
Weighted-Average Common Units Outstanding — Basic and Diluted	50,672,125

The unaudited pro-forma results of operations are presented for information purposes only and are based on estimated financial operations. The unaudited pro-forma results of operations are not intended to present actual results that would have been attained.

NOTE 6: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	December 31, 2017	December 31, 2016
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(12,667)	(2,525)
		$17,759	$27,901

Depreciation expense amounted to $10,142 and $2,525 for the years ended December 31, 2017 and December 31, 2016, respectively.

NOTE 7: INTANGIBLE ASSETS-NET

	Estimated Lives	December 31, 2017	December 31, 2016
Customer Lists	6 years	26,222	26,222
Trademarks	3 years	32,000	32,000
	-	58,222	58,222
Less: Accumulated Depreciation	-	(28,468)	(22,956)
Total	-	29,754	35,266

Amortization expense amounted to $5,512 and -0- for years ended December 31, 2017 and 2016 respectively.

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

Contemporaneous with Mr. Frija’s appointment as Chief Executive Officer and Chairman of the Board of Directors on June 5, 2015, the Company’s prior Chief Executive Officer, Mr. Jon Pan. resigned from his position as Chief Executive Officer of the Company. In connection with, and in consideration and as severance for, Mr. Pan’s resignation as Chief Executive Officer, the Company and Mr. Pan entered into a Share Purchase Agreement on June 1, 2015 wherein the Company agreed to grant Mr. Pan the right to purchase 10,000,000 Common Units, at a price of $0.01 per Common Unit as disclosed in the Company’s Quarterly Report on Form 10-Q filed on August 19, 2015 (the “Pan SPA”). Mr. Pan currently continues to serve as a consultant to the Company.

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

On March 31, 2017, pursuant to the terms of Share Purchase Agreements, the Company received $25,000 each from 3 investors for a total of $75,000 at a share price of $.36/share. Upon issuance the Company will issue a total of 208,332 common units. As of this filing the shares related to the agreements have not been issued.

On March 17, 2017 pursuant to various consultant agreements the Company issued 720,000 units to consultants for services provided. Price per share was $.0406 for a total of $29,400. The entire amount was expenses in the first quarter of 2017

NOTE 9: NOTES PAYABLE

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

The new note is convertible at the following terms:

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

As per the convertible note with Diamond Rock in November 2016, the Company has borrowed $405,000 of which $75,000 was borrowed in 2016, against the loan and as of December 31, 2017 the balance outstanding was $224,628 including accrued interest on the balance due at quarter end. To date $182,462 portion of the loan was converted to units.

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

The Note permits the Company to make additional borrowings under the Note. As of December 31, 2017, DiamondRock advanced four (4) tranches to the Company in the total amount of $300,000.

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

The following table summarizes the Company’s convertible notes as of December 31, 2017 and December 31, 2016:

In addition the Company has one note outstanding related to the acquisition of assets from Vapor Corp.

As part of the acquisition the Company secured a one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”) bearing an interest rate of 4.5%, which payments thereunder are $10,000 per month, with such payments deferred and commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest on July 29, 2017. Current balance including accrued interest is $164,460.

On November 30, 2017, VPR Brands, LP (the “Company”) entered into a Purchase Agreement (the “Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. The agreement in repayable in payments of $1,000 per day and 11% of credit card sales until paid in full. The difference between the total payments of $312,000 and the cash advance has been recorded as a debt discount which is amortize to interest expense as payments are made. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement. Balance as of December 31, 2017 was $281,780.

	December 31, 2017	December 31, 2016
Gross proceeds from notes	$812,711	$575,333
Less: Debt discount	(145,856)	(68,750)
Carrying Value of notes	$666,855	$506,583

The Company has determined that the conversion feature embedded in the notes described above that contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception

NOTE 10: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining Lease payments in the following years are:

	Year Ended December 31,
	2018	113,180
	2019	104,400
Total minimum lease payments		$217,580

As a result of the rent varying each year the rent expense is recorded on a straight-line basis. As a result, the Company has a liability for deferred rent for future rent expense where it is included in the accounts payable and accrued expenses on the accompanying balance sheet in the amount of $10,650

Rent expense for the years December 31, 2017 and 2016 was $114,845 and $87,013, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11: SUBSEQUENT EVENTS

Subsequent to December 31, 2017 there were conversions of convertible notes aggregating 6,724,626 shares by Diamond Rock as per the convertible note payable discussed in Note 8. The notes payable was reduced by $263,062.

On January 18, 2018, the Company issued a Promissory Note in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid and any unpaid principal amount and any accrued interest is due on January 18, 2019. The Promissory Note is unsecured.

On March 30, 2018, VPR Brands, LP the Company issued a Promissory Note in the principal amount of $100,001 to Guocheng Pan. Mr. Pan is a director of Soleil Capital Management LLC, the Company’s general partner. Mr. Pan also owns a significant percentage of the Company’s outstanding common units. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The Promissory Note is unsecured.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

Date: April 18, 2018	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	April 18, 2018

Kevin Frija

/s/Greg Pan	Director	April 18, 2018
Greg Pan