Form 10-Q
period 2018-03-31
VPR Brands, LP.
filed 2018-05-15
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of May 14, 2018 was 75,329,312.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP
BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS:
Current Assets:
Cash	$94,309	$56,640
Accounts Receivable-Net of reserve of $69,358 and $69,358	202,174	$199,803
Inventory	137,179	150,365
Deposits	16,780	16,780
TOTAL CURRENT ASSETS	$450,442	$423,588
Property and Equipment-Net	16,913	17,759
Vendor Deposits	42,854	-
Intangible Assets-Net of Accumulated Amortization	25,504	29,754
TOTAL ASSETS	$535,713	$471,101

LIABILITIES AND PARTNER’S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$201,453	$243,265
Derivative Liability	208,231	392,623
Convertible Notes Payble, Net of Debt discount of $57,831 and $145,856	570,218	666,855
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	979,902	1,302,743

PARTNERS’ DEFICIT:

Partners’ Capital 100,000,000 authorized; Common units, 75,329,312 and 68,604,686 issued and outstanding as of March 31, 2018 and December 31, 2017 respectively	7,330,875	6,794,002
Accumulated deficit	(7,775,064)	(7,625,644)
TOTAL PARTNERS’ DEFICIT	(444,189)	(831,642)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$535,713	$471,101

See accompanying Notes to Unaudited Financial Statements.

VPR BRANDS, LP
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

REVENUES	$1,001,162	$786,535
COST OF SALES	(534,457)	(511,521)
GROSS PROFIT	466,705	275,014
OPERATING EXPENSES:
Selling, General and Administrative	453,881	598,556
TOTAL OPERATING EXPENSES	453,881	598,556
NET OPERATING INCOME (LOSS)	12,824	(323,542)
Other Income (Expense)
Interest Expense	(65,231)	(141,036)
Loss on extinguishment of debt	(244,834)	-
Change in fair value of derivative liability	147,821	172,284
NET LOSS	$(149,420)	$(292,294)
LOSS PER COMMON UNIT	$(0.00)	$(0.01)
Weighted-Average Common Units Outstanding — Basic and Diluted	72,383,508	49,695,679

See accompanying Notes to Unaudited Financial Statements.

VPR BRANDS, LP
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2018	March 31, 2017

OPERATING ACTIVITIES:
Net Loss	$(149,420)	$(292,294)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	5,096	19,365
Non-Cash Interest	65,231	201,036
Gain on Derivative Liability	(147,821)	(160,322)
Loss (Gain) on Extinguishment of Debt	244,834	(11,962)
Changes in operating assets and liabilities:
Inventory	13,186	4,878
Other Assets	-	(207,482)
Vendor Deposits	(42,854)	-
Accounts Receivable	(2,371)	51,219
Customer Deposits	-	(102,058)
Accounts payable and Accrued expenses	(41,812)	129,021
NET CASH USED IN OPERATING ACTIVITIES	(55,931)	(368,599)

Proceeds from Notes Payable	200,001	225,000
Payments on Notes Payable	(106,401)	-
Proceeds from private placement offering of common units	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	93,600	300,000

INCREASE (DECREASE) IN CASH	37,669	(68,599)

CASH - BEGINNING OF PERIOD	56,640	83,785

CASH - END OF PERIOD	$94,309	$15,186

Non-Cash Items:
Conversion of convertible Debt into Common Units	$290,000	$25,000
Common Units issued in connection with debt conversion	534,834	87,108

See accompanying Notes to Unaudited Financial Statements.

VPR BRANDS, LP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2018

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

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company's revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

Income Taxes

The Company is considered a partnership for income tax purposes. Accordingly, the partners report the Company’s taxable income or loss on their individual tax returns.

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

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flow when implemented.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $149,420 for the quarter ended March 31, 2018 and has an accumulated deficit of $7,775,064 at March 31, 2018. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the derivative liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	March 31, 2018	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	.50	.75 to .50
Risk-free interest rate	8.00%	8.00%
Expected volatility	35-237%	187-236%

The change in Level 3 financial instrument is as follows:

Balance, December 31, 2016	$104,572
Issued During the Year Ended December 31, 2017	287,829
Extinguished during the year	(102,317)
Change in fair value recognized in operations	102,529
Balance, December 31, 2017	392,623
Issued During the Quarter Ended March 31, 2018	-0-
Extinguished during the year	(36,571)
Change in fair value recognized in operations	(147,821)
Balance, March 31, 2018	$208,231

	Fair Value Measurements at
	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			392,623
Total			$392,623

	Fair Value Measurements at
	March 31, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			208,231
Total			$208,231

For the quarter ended March 31, 2018, the Company recognized a gain of $147,821 on the change in fair value of its derivative liabilities. At March 31, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	March 31, 2018	December 31, 2017
Furniture and Fixtures	5	$32,476	$30,296
Warehouse Equipment	5	130	130
		$32,606	$30,426
Less accumulated depreciation		(15,693)	(12,667)
		$16,913	$17,759

Depreciation expense amounted to $3,026 and $3015 for the quarters ended March 31, 2018 and March 31, 2017, respectively.

NOTE 6: INTANGIBLE ASSETS-NET

	Estimated Useful Lives
	(Years)	March 31, 2018	December 31, 2017
Customer Lists	6	$26,222	$26,222
Trademarks	3	32,000	32,000
		$58,222	$58,222
Less: accumulated amortization		(32,718)	(28,468)
		$25,504	$29,754

Amortization expense amounted to $4,250 and $16,250 for the quarters ended March 31, 2018 and March 31, 2017, respectively.

NOTE 7: PARTNER DEFICIT/COMMON UNITS

On March 31, 2017, pursuant to the terms of certain share purchase agreements, the Company received an aggregate of $75,000 from three investors in exchange for the sale by the Company of an aggregate of 208,332 common units (representing a sale price of $0.36 per common unit). As of March 31, 2018, the Company has not issued these common units.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Secured Promissory Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding common units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Secured Promissory Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common units over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common units, or provides for a longer look-back period, then the conversion price and look-back period under the Secured Promissory Note will be adjusted to be such lower conversion price and longer look-back period, as applicable during the quarter ended March 31, 2018, the following conversions were effected:

Date	Amount Converted	Common Units Issued
1/2/18	$75,000	1,176,471
1/5/18	$50,000	1,002,697
2/1/18	$40,000	902,835
2/19/18	$50,000	1,417,004
3/12/18	$75,000	2,225,519

NOTE 8: NOTES PAYABLE

In connection with the Vapor Acquisition, Vapor loaned the Company $500,000. The Company issued to Vapor a secured, 36-month promissory note in the principal amount of $500,000 (the “Secured Promissory Note”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017, the Secured Promissory Note was sold by Vapor to DiamondRock, LLC, an unaffiliated third party (“DiamondRock”).

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Secured Promissory Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding common units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Secured Promissory Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common units over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common units, or provides for a longer look-back period, then the conversion price and look-back period under the Secured Promissory Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

As per the convertible note with Diamond Rock in November 2016, The Company borrowed from Diamond Rock has borrowed $405,000 of which $75,000 was borrowed in 2016 and 2017, against the loan and as of March 31, 2018 the balance outstanding was $-0- including accrued interest on the balance due at quarter end.

The Company entered into a Securities Purchase Agreement (the “DiamondRock SPA”) with DiamondRock, pursuant to which the Company may borrow up to $500,000 under a convertible promissory note (the “DiamondRock Note”) for an aggregate purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the DiamondRock SPA closed on November 29, 2016, and the DiamondRock Note was issued on that date.

The consideration for the Vapor Acquisition consisted of a secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 . The Acquisition Note bears interest at the rate of 4.5% and is payable $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017. As of March 31, 2018, the outstanding balance, including accrued interest, on the Acquisition Note is $77,470.

The DiamondRock Note permits the Company to make additional borrowings under the DiamondRock Note. As of March 31, 2018, DiamondRock has advanced a total of four tranches to the Company, in the aggregate amount of $300,000.

Amounts advanced under the DiamondRock Note bear interest at the rate of 8% per year, and the maturity date for each tranche is 12 months from the funding of the applicable tranche. The Company may prepay any amount outstanding under the DiamondRock Note prior to the maturity date for a 35% premium (thus paying 135% of the amount owed for that particular maturity).

If at any time while the DiamondRock Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act of 1933, as amended (covering certain exchange transactions), then a liquidated damages charge of 25% of the outstanding principal balance of the DiamondRock Note at that time will be assessed and will become immediately due and payable to DiamondRock, either in the form of cash payment or as an addition to the balance of the DiamondRock Note, as determined by mutual agreement of the Company and DiamondRock.

The DiamondRock Note also contains a right of first refusal such that, if at any time while the DiamondRock Note is outstanding, the Company has a bona fide offer of capital or financing from any third party that the Company intends to act upon, then the Company must first offer such opportunity to DiamondRock to provide such capital or financing on the same terms. The DiamondRock SPA and the DiamondRock Note contain customary representations, warranties and covenants for transactions of this type.

The following table summarizes the Company’s convertible notes as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Gross proceeds from notes	$628,048	$812,711
Less: Debt discount	(57,830)	(145,856)

Carrying value of notes	$570,218	$666,855

In addition, the Company has one note outstanding related to the Vapor Acquisition.

The consideration for the Vapor Acquisition consisted of a secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Acquisition Note”). The Acquisition Note bears interest at the rate of 4.5% and is payable $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017. As of March 31, 2018, the outstanding balance, including accrued interest, on the Acquisition Note is $77,470.

On November 30, 2017, the Company entered into a Purchase Agreement (the “Orange Door Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Orange Door Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement. The balance as of March 31, 2018 was $238,393.

On January 18, 2018, the Company issued an unsecured promissory note (the “Brikor Note”) in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party. Any unpaid principal amount and any accrued interest is due on January 18, 2019. The principal amount due under the Brikor Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Brikor Note, Brikor may deduct one ACH payment from the

Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company has a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2017 to June 15, 2018	$9,090
June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining lease payments in the following years are:

Year Ended December 31,
2018	85,910
2019	104,400
Total minimum lease payments	$190,310

Rent expense for the quarters ended March 31, 2018 and 2017 was $28,051 and $26,080, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 10: SUBSEQUENT EVENTS

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 to Surplus Depot Inc. Surplus Depot, Inc. is a third party unaffiliated with the Company. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Promissory Note is unsecured.

On May 4, 2018, the Company issued a Promissory Note in the principal amount of $100,001 to Kevin Frija. Mr. Frija is Chief Executive Officer of the Company. The principal amount due under the Promissory Note bears interest at the rate of 24% per annum, permits the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The Promissory Note is unsecured.

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

Unless stated otherwise, the words “VPR Brands,” “we,” “us,” “our,” and the “Company,” in this section collectively refer to VPR Brands, LP.

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

Since our inception, the Company has generated nominal revenues through the sale of software items related to the job search industry and in 2009, management actively explored opportunities to manage private capital. Specifically, the Company had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture-backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of the Company’s new business direction and in an effort to establish operations in the venture capital and private equity industry, the Company reorganized the business and restructured the Company as a public limited partnership. In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction, the Company’s business objectives pivoted and the Company is now focusing its efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents.

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

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Vapor Corp. (“Vapor”) and the Company’ Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, the “Assets”) to the Company (the “Vapor Acquisition”). The transactions contemplated by the Purchase Agreement closed on July 29, 2016.

The Vapor Acquisition comprises almost all of the Company’s revenue going forward.

Results of Operations for the Three months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenues

Our revenue for the three months ended March 31, 2018 and 2017 was $1,001,162 and $786,535, respectively. The increase is a result of the Company introducing new lines of product during the quarter ended March 31, 2018.

Cost of Sales

Cost of sales for the three months ended March 31, 2018 and 2017 was $534,457 and $511,521, respectively. The increase is a result of the Company introducing new lines of product during the quarter ended March 31, 2018.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $453,881 as compared to $598,556 for the three months ended March 31, 2017. The decrease in expenses is due to reduced general, selling and administrative costs as a result of lower payroll and professional fees for the quarter ended March 31, 2018.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2018 and 2017 was expenses of $(162,244) and income of $31,248, respectively. The increase is a result of the loss on the extinguishment of debt in 2018. There were no conversions in the prior year. The loss was offset by lower interest in the current quarter as a result of lower loan balances during the quarter.

Net Loss

Net loss for the three months ended March 31, 2018 was $149,420 compared to a net loss of $292,294 for the quarter ended March 31, 2017. The net loss has decreased mainly as the result of higher sales and operating income in quarter ended March 31, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $55,931 for the three months ended March 31, 2018 as compared to $368,599 used in the three months ended March 31, 2017. The decrease in cash used is mainly a result of the lower loss for the year.

During the three months ended March 31, 2018 and 2017, the Company was provided cash from financing activities of $93,600, of which $200,001 was proceeds from the notes payable offset by $106,041 of payments to the notes. The Company had separate private placements in 2017 and draws on notes with Diamond Rock for $225,000.

Assets

At March 31, 2018 and December 31, 2017, we had total assets of $535,713 and $471,101, respectively. Assets consist primarily inventory, accounts receivable, intangible assets and prepaid expenses in 2018 and 2017.

Liabilities

Our total liabilities were $979,902 at March 31, 2018, compared to $1,302,743 at December 31, 2017. The decrease was primarily due to decreased of derivative liabilities as the notes are due in six months.

Off –Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As of March 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation, as of March 31, 2018, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting since the filing of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2017 the Company borrowed an additional $75,000 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note. During the quarter the following conversions were done:

Date	Amount Converted	Shares Issued
1/2/18	$75,000	1,176,471
1/5/18	$50,000	1,002,697
2/1/18	$40,000	902,835
2/19/18	$50,000	1,417,004
3/12/18	$75,000	2,225,519

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

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

VPR Brands, LP

Date: May 15, 2018	By:	/s/ Kevin Frija
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)