Form 10-Q
period 2018-06-30
VPR Brands, LP.
filed 2018-08-16
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(954) 715-7001

 (Registrant's telephone number, including area code)

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

The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of August 14, 2018 was 81,054,719.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP
BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS:
Current Assets:
Cash	$ 7,342	$ 56,640
Accounts Receivable-Net of reserve of $-0- and $69,358	297,947	$ 199,803
Vendor Deposits	127,173	-
Inventory	212,614	150,365
Deposits	16,780	16,780
TOTAL CURRENT ASSETS	$ 661,856	$ 423,588
Property and Equipment-Net of Accumulated Depreciation	14,464	17,759
Intangible Assets-Net of Accumulated Amortization	22,084	29,754
TOTAL ASSETS	$ 698,404	$ 471,101

LIABILITIES AND PARTNER'S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$ 150,812	$ 243,265
Customer Deposits	20,302	-
Derivative Liability	120,889	392,623
Notes Payable, Net of Debt discount of $16,838 and $-0-	509,795	238,511
Convertible Notes Payable, Net of Debt discount of $15,571 and $145,856	58,083	428,344
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	859,881	1,302,743

PARTNERS' DEFICIT:

Partners' Capital 100,000,000 authorized; Common units, 81,054,719 and 68,604,686 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	7,609,115	6,794,002
Equity instruments to be issued	36,000	-
Accumulated deficit	(7,806,592)	(7,625,644)
TOTAL PARTNERS' DEFICIT	(161,477)	(831,642)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$ 698,404	$ 471,101

See accompanying notes to financial statements

.

 VPR BRANDS, LP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

REVENUES	$ 1,214,786	$ 1,036,806	$ 2,215,948	$ 1,823,341
COST OF SALES	(607,378)	(625,409)	(1,141,835)	(1,136,930)
GROSS PROFIT	607,408	411,397	1,074,113	686,411
OPERATING EXPENSES:
Selling, General and Administrative	486,618	489,640	940,499	1,088,196
TOTAL OPERATING EXPENSES	486,618	489,640	940,499	1,088,196
NET OPERATING INCOME (LOSS)	120,790	(78,243)	133,614	(401,785)
Other (Expense) Income
Interest Expense	(115,380)	(41,441)	(180,611)	(182,477)
Loss on extinguishment of debt	(84,279)	(185,953)	(329,113)	(173,991)
Change in fair value of derivative liability	47,342	(37,334)	195,163	122,988
NET LOSS	$ (31,527)	$ (342,971)	$ (180,947)	$ (635,265)
LOSS PER COMMON UNIT	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)
Weighted-Average Common Units Outstanding — Basic and Diluted	78,301,635	50,259,797	74,604,571	49,924,937

See accompanying notes to financial statements

  VPR BRANDS, LP

  STATEMENT OF CASH FLOWS

  (UNAUDITED)

	Six Months Ended
	June 30, 2018 June 30, 2017

OPERATING ACTIVITIES:
Net Loss	$ (180,947)	$ (635,265)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	10,965	42,404
Non-Cash Interest	180,611	182,477
Equity investments to be issued	36,000	-
Gain change in value of Derivative Liability	(195,163)	(122,988)
Loss on Extinguishment of Debt	329,113	173,991
Changes in operating assets and liabilities:
Inventory	(62,249)	191,309
Other Assets	-	(203,223)
Vendor Deposits	(127,173)	-
Accounts Receivable	(98,144)	(150,930)
Customer Deposits	20,302	(116,256)
Accounts payable and Accrued expenses	(92,453)	254,696
NET CASH USED IN OPERATING ACTIVITIES	(179,138)	(383,785)

Proceeds from Notes Payable	600,005	225,000
Payments on Notes Payable	(470,165)	-
Proceeds from private placement offering of common units	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	129,840	300,000

DECREASE IN CASH	(49,298)	(83,785)

CASH - BEGINNING OF PERIOD	56,640	83,785

CASH - END OF PERIOD	$ 7,342	$ -

Non-Cash Items:
Conversion of convertible Debt into Common Units	$ 450,000	$ 25,000
Common Units issued in connection with debt conversion	12,450,033	87,108

See accompanying notes to financial statements

VPR BRANDS, LP

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2018
(UNAUDITED)

NOTE 1. ORGANIZATION

VPR Brands, LP (the “Company”, “we” or “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP.

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

On July 29, 2016, the Company entered into and closed an Asset Purchase Agreement with Vapor Corp. (“Vapor”) and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto to the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three and six months or less.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $(124,445) for the six months ended June 30, 2018 and has an accumulated deficit of $7,750,090 at June 30, 2018. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, including the acquisition of the Vapor line of business, the Company expects to meet its current capital needs. There can be no assurance that the Company will be able raise sufficient working capital.  If the Company is unable to raise the necessary working capital through equity funding, it will be forced to continue relying on cash from operations in order to satisfy its current working capital needs.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the derivative liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs

	June 30, 2018	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	.50	.75 to .50
Risk-free interest rate	1.0%	1.0%
Expected volatility	35-237%	187-236%

  The change in Level 3 financial instruments is as follows:

Balance, December 31, 2016	$104,582
Issued During the Year Ended December 31, 2017	287,829
Extinguished during the year	(102,317)
Change in fair value recognized in operations	102,529
Balance, December 31, 2017	392,623
Issued During the Six Months Ended June 30, 2018	-0-
Extinguished during the year	(76,571)
Change in fair value recognized in operations	(195,163)
Balance, June 30, 2018	$120,889

Fair Value Measurements at

	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			392,623
Total			$392,623

	Fair Value Measurements at
	June 30, 2018
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			120,889
Total			$120,889

For the six months ended June 30, 2018, the Company recognized a gain of $107,820 on the change in fair value of its derivative liabilities. At June 30, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives
	(Years)	June 30, 2018	December 31, 2017
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(15,962)	(12,667)
		$14,464	$17,759
Depreciation expense amounted to $3,295 and $6,030 for the six months ended June 30, 2018 and June 30, 2017, respectively.

NOTE 6: INTANGIBLE ASSETS-NET

	Estimated Useful Lives
	(Years)	June 30, 2018	December 31, 2017
Customer Lists	6	$26,222	$26,222
Trademarks	3	32,000	32,000
		$58,222	$58,222
Less: accumulated amortization		(36,138)	(28,468)
		$22,084	$29,754

Amortization expense amounted to $7,670 and $16,250 for the six months ended June 30, 2018 and June 30, 2017, respectively.

NOTE 7: PARTNER DEFICIT/COMMON UNITS

On June 30, 2017, pursuant to the terms of certain share purchase agreements, the Company received an aggregate of $75,000 from three investors in exchange for the sale by the Company of an aggregate of 208,332 common units (representing a sale price of $0.36 per common unit). As of June 30, 2018, the Company has not issued these common units.

In connection with the Vapor acquisition, Vapor loaned the Company $500,000. The Company issued to Vapor a secured, 36-month promissory note in the principal amount of $500,000 (the “Secured Promissory Note”). The Secured Promissory Note bears interest at a rate of prime plus 2% (which rate resets annually on July 29th), and payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017, the Secured Promissory Note was sold by Vapor to DiamondRock, LLC, an unaffiliated third party (“DiamondRock”).

The consideration for the Vapor acquisition consisted of a secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Vapor Acquisition Note”). The Vapor Acquisition Note bears interest at the rate of 4.5% and is payable in the amount of $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017. The Vapor Acquisition Note was sold by Vapor to DiamondRock.

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

During the six months ended June 30, 2018, the following conversions were effected:

Date	Amount Converted	Common Units Issued
1/2/18	$75,000	1,176,471
1/5/18	50,000	1,002,697
2/1/18	40,000	902,835
2/19/18	50,000	1,417,004
3/12/18	75,000	2,225,519
5/4/18	25,000	850,340
5/17/18	10,000	357,143
5/22/18	15,000	740,741
6/1/18	10,000	384,615
6/21/18	50,000	1,718,213
6/21/18	25,000	859,106
6/22/18	25,000	815,249
	$450,000	12,449,933

Effective May 24, 2018 the Company’s Board of Directors approved the issuance of 900,000 common units to Dan Hoff the Company’s Chief Operating Officer. The shares were valued at 36,000. As of the filing date the shares have not been issued however the expense and capital was recorded effective May 24, 2018.

NOTE 8: NOTES PAYABLE

On November 29, 2016, the Company entered into a Securities Purchase Agreement (the “DiamondRock SPA”) with DiamondRock, pursuant to which the Company may borrow up to $500,000 under a convertible promissory note (the “DiamondRock Note”) for an aggregate purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the DiamondRock SPA closed on November 29, 2016, and the DiamondRock Note was issued on that date.

The Company borrowed $405,000 in 2016 and $ $75,000 in 2017 pursuant to the DiamondRock SPA and DiamondRock Note. As of June 30, 2018, the balance outstanding, including accrued interest on the balance due was $-0-.

In connection with the Vapor acquisition, Vapor loaned the Company $500,000. The Company issued to Vapor the Secured Promissory Note in the principal amount of $500,000. The Secured Promissory Note bears interest at a rate of prime plus 2% (which rate resets annually on July 29th), and payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. Balance on this note is $28,135.

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

The consideration for the Vapor acquisition consisted of a secured, one-year promissory note from the Company to Vapor in the principal amount of $370,000 (the “Vapor Acquisition Note”). The Vapor Acquisition Note bears interest at the rate of 4.5% and is payable in the amount of $10,000 per month, commencing on October 28, 2016, with a balloon payment of the remainder of principal and interest due on July 29, 2017.

In March 2017, the Secured Promissory Note was sold by Vapor to DiamondRock, an unaffiliated third party. As of June 30, 2018, the outstanding balance, including accrued interest, on the Acquisition Note is $45,818.

On November 30, 2017, the Company entered into a Purchase Agreement (the “Orange Door Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Orange Door Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement. The balance  as of June 30, 2018 was $69,318.

On January 18, 2018, the Company issued an unsecured promissory note (the “Brikor Note”) in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party (“Brikor”). Any unpaid principal amount and any accrued interest is due on January 18, 2019. The principal amount due under the Brikor Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Brikor Note, Brikor may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance  as of June 30, 2018 was $47,311.

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance  as of June 30, 2018 was $70,001.

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The balance  as of June 30, 2018 was $70,001.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. The balance  as of June 30, 2018 was $82,501.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The Sunshine Note is unsecured. The balance  as of June 30, 2018 was $90,001.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The Frija-Hoff Note is unsecured. The balance  as of June 30, 2018 was $97,501.

During the six months ended June 30, 2018, $160,000 of notes was converted into 5,725,407 shares.

	June 30, 2018	December 31, 2017
Gross balances outstanding for convertible notes	$73,718	$574,318
Gross balances outstanding from notes payables-short term	526,570	238,393
Less: Debt discount	(32,410)	(145,856)

Carrying value of notes	$567,878	$666,855

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company has a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

June 15, 2018-December 14, 2018	$9,590
December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining lease payments in the following years are:

Year Ended December 31,
2018	57,540
2019	104,400
Total minimum lease payments	$161,940

Rent expense for the six months ended June 30, 2018 and 2017 was $58,232 and $56,278, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 10: SUBSEQUENT EVENTS

The Company has reviewed its business operations subsequent to June 30, 2018 and has found the following transactions requiring disclosure.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains statements that we believe are, or may be considered to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report regarding the prospects of our industry or our prospects, plans, financial position or business strategy, may constitute forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “intend,” “estimate,” “foresee,” “project,” “anticipate,” “believe,” “plans,” “forecasts,” “continue” or “could” or the negatives of these terms or variations of them or similar terms. Furthermore, such forward-looking statements may be included in various filings that we make with the Securities and Exchange Commission (the “SEC”) or press releases or oral statements made by or with the approval of one of our authorized executive officers. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct. These forward-looking statements are subject to certain known and unknown risks and uncertainties, as well as assumptions that could cause actual results to differ materially from those reflected in these forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which reflect management’s opinions only as of the date hereof. Except as required by law, we undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements. You are advised, however, to consult any additional disclosures we make in our reports to the SEC. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this Quarterly Report on Form 10-Q.

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

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenues

Our revenue for the six months ended June 30, 2018 and 2017 was $2,215,948 and $1,823,341, respectively. The increase is a result of increased sales during the six months ended June 30, 2018 due to the Company’s introduction of new product lines.

Cost of Sales

Cost of sales for the six months ended June 30, 2018 and 2017 was $1,141,835 and $1,136,930, respectively. The increase is a result of increased sales during the six months ended June 30, 2018 due to the Company’s introduction of new product lines.

Operating Expenses

Operating expenses for the six months ended June 30, 2018 were $940,499 as compared to $1,088,196 for the six months ended June 30, 2017. The decrease in expenses is due to reduced general, selling and administrative costs as a result of lower payroll and professional fees for the six months ended June 30, 2018.

Other (Expense)

Other (expense) for the six months ended June 30, 2018 and 2017 was expenses of $314,561 and $233,480, respectively. The increase is a result of the loss on the extinguishment of debt in the six months ended June 30, 2018. There were fewer conversions in the prior year as compared to current year. The loss was offset by lower interest in the six months ended June 30, 2018 as a result of lower loan balances during 2018 and gains on the change in derivative liability.

Net Loss

Net loss for the six months ended June 30, 2018 was $180,947 compared to a net loss of $635,265 for the six months ended June 30, 2017. The net loss decreased primarily as the result of higher sales and operating income in the six months ended June 30, 2018.

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenues

Our revenues for the three months ended June 30, 2018 and 2017 were $1,214,786 and $1,036,806, respectively. The increase is a result of increased sales due to the Company’s introduction of new product lines during the quarter ended June 30, 2018.

Cost of Sales

Cost of sales for the three months ended June 30, 2018 and 2017 was $607,378 and $625,409, respectively. The increase is a result of increased sales due to the Company’s introduction of new products lines during the quarter ended June 30, 2018.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $486,618 as compared to $489,640 for the three months ended June 30, 2017. The decrease in expenses is due to reduced general, selling and administrative costs as a result of lower payroll and professional fees for the quarter ended June 30, 2018.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2018 and 2017 was expenses of $152,317 and $264,368, respectively. The decrease is a result of the gain on derivative liability and loss on the extinguishment of debt in 2018. There were no conversions in the prior year. The loss was offset by lower interest in the current quarter as a result of lower loan balances during the quarter.

Net Profit (Loss)

Net profit for the three months ended June 30, 2018 was $31,527 compared to a net loss of ($342,611) for the quarter ended June 30, 2017. The net loss has decreased mainly as the result of higher sales and operating income in quarter ended June 30, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $179,138 for the six months ended June 30, 2018 as compared to $383,785 used in the six months ended June 30, 2017. The decrease in cash used is mainly a result of the lower loss for the year.

During the six months ended June 30, 2018 and 2017, the Company was provided cash from financing activities of $129,840, of which $600,005 was proceeds from the notes payable offset by $470,165 of payments to the notes. The Company had separate private placements in 2017 of $75,000 and draws on notes with DiamondRock, LLC (“DiamondRock”) for $225,000.

Total notes payable as of June 30, 2018 is $567,878 as compared to $666,855 at December 31, 2018.

Assets

At June 30, 2018 and December 31, 2017, we had total assets of $698,404 and $471,101, respectively. Assets consist primarily of inventory, accounts receivable, intangible assets and prepaid expenses in 2018 and 2017.

Liabilities

Our total liabilities were $859,881 at June 30, 2018, compared to $1,302,743 at December 31, 2017. The decrease was primarily due to a decrease in derivative liabilities as the notes are due in six months.

Off –Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with generally accepted accounting principles in the United States. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2018 the following conversions were effected:

Date	Amount Converted	Common Units Issued
5/4/18	$25,000	850,340
5/17/18	10,000	357,143
5/22/18	15,000	740,741
6/1/18	10,000	384,615
6/21/18	50,000	1,718,213
6/21/18	25,000	859,106
6/22/18	25,000	815,249

	$160,000	5,725,407

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit

31.1*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer.
32.1*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

VPR Brands, LP

Date: August 16, 2018	By:	/s/ Kevin Frija
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)