Form 10-Q
period 2018-09-30
VPR Brands, LP.
filed 2018-11-14
CIK 1376231

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of the Registrant’s voting and non-voting common units representing limited partner interests outstanding as of November 13, 2018 was 81,054,719.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP
BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017

ASSETS:
Current Assets:
Cash	$193,814	$56,640
Accounts Receivable-Net of reserve of $-0- and $69,358	238,636	$199,803
Vendor Deposits	221,792	-
Inventory	315,427	150,365
Deposits	16,780	16,780
TOTAL CURRENT ASSETS	$986,449	$423,588
Property and Equipment-Net of Accumulated Depreciation	8,683	17,759
Intangible Assets-Net of Accumulated Amortization	22,480	29,754
TOTAL ASSETS	$1,017,612	$471,101

LIABILITIES AND PARTNER’S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$220,026	$243,265
Customer Deposits	3,500	-
Derivative Liability	-	392,623
Notes Payable	732,093	-
Notes Payable - Related Parties	344,188	-
Convertible Notes Payable, Net of Debt discount of $-0- and $145,856	-	666,855
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,299,807	1,302,743

PARTNERS’ DEFICIT:

Partners’ Capital 100,000,000 authorized; Common units, 81,054,719 and 68,604,686 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	7,609,115	6,794,002
Equity instruments to be issued	36,000	-
Accumulated deficit	(7,927,310)	(7,625,644)
TOTAL PARTNERS’ DEFICIT	(282,195)	(831,642)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$1,017,612	$471,101

See accompanying notes to financial statements.

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

REVENUES	$1,271,317	$969,455	$3,487,265	$2,792,796
COST OF SALES	(877,129)	(573,136)	(2,018,964)	(1,710,066)
GROSS PROFIT	394,188	396,319	1,468,301	1,082,730
OPERATING EXPENSES:
Selling, General and Administrative	374,751	435,376	1,315,250	1,523,572
TOTAL OPERATING EXPENSES	374,751	435,376	1,315,250	1,523,572
NET OPERATING INCOME (LOSS)	19,437	(39,057)	153,051	(440,842)
Other (Expense) Income
Interest Expense	(128,933)	(48,836)	(309,544)	(231,313)
Interest Expense-Related Parties	(17,209)	-0-	(17,209)	-0-
Gain (Loss) on extinguishment of debt	-	225,767	(329,113)	(142,211)
Change in fair value of derivative liability	5,987	(69,665)	201,150	53,323
NET INCOME (LOSS)	$(120,718)	$68,209	$(301,665)	$(761,043)
LOSS PER COMMON UNIT	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted-Average Common Units Outstanding — Basic and Diluted	81,054,151	53,949,305	77,075,151	50,718,269

See accompanying notes to financial statements.

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30, 2018	September 30, 2017

OPERATING ACTIVITIES:
Net Loss	$(301,665)	$(761,043)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	16,350	57,064
Non-Cash Interest	269,358	231,313
Stock based compensation	36,000	-
Gain change in value of Derivative Liability	(201,150)	(53,323)
Loss on Extinguishment of Debt	329,113	142,211
Changes in operating assets and liabilities:
Inventory	(165,062)	148,891
Other Assets	-	(232,370)
Vendor Deposits	(221,792)	-
Accounts Receivable	(38,833)	(108,873)
Customer Deposits	3,500	(120,760)
Accounts payable and Accrued expenses	(23,239)	257,377
NET CASH USED IN OPERATING ACTIVITIES	(297,420)	(439,513)
FINANCING activities

Proceeds from Notes Payable	1, 065,022	300,000
Repayments on Notes Payable	(630,428)	-
Proceeds from private placement offering of common units	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	434,594	375,000

INCREASE (DECREASE) IN CASH	137,174	(64,513)

CASH - BEGINNING OF PERIOD	56,640	83,785

CASH - END OF PERIOD	$193,814	$19,272

Non-Cash Items:
Conversion of convertible Debt into Common Units	$450,000	$25,000

See accompanying notes to financial statements.

VPR BRANDS, LP
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018
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

The Company is engaged in the electronic cigarette and personal vaporizer industry. The Company is a holding company whose assets include issued U.S. and Chinese patents for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components. The Company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products. The Company owns a portfolio of electronic cigarette and personal vaporizer patents that are the basis for its efforts to:

•	Design, market and distribute a line of e-liquids under the “HELIUM” brand;
•	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;
•	Design, market and distribute a line of cannabidiol products under the “GOLD LINE” brand;
•	Design, market and distribute electronic cigarettes and popular vaporizers;
•	Prosecute and enforce the Company’s patent rights;
•	License the Company’s intellectual property; and
•	Develop private label manufacturing programs.

The Company designs, develops and markets electronic cigarette e-liquids sold under the Helium brand. Its electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes. The Company launched the Helium brand in limited U.S. markets in 2016 and has grown distribution through third-party distributors. Shortly after the U.S. launch, the Company plans to introduce its electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, but the Company believes that Chinese consumption of electronic cigarettes trails U.S. adoption and use. The Company believes that an opportunity exists to develop and expand its business and its Helium brand electronic cigarette e-liquids in China.

The Company designs, develops, markets and distributes HoneyStick vaporizers and Goldline CBD products, which are products oriented toward the cannabis markets. The CBD line was in development during 2017. The HoneyStick brand was acquired in July 2016 and further developed and expanded continuously throughout 2016 and 2017 by adding new products and expanding marketing and advertising.

On July 29, 2016, the Company entered into and closed an Asset Purchase Agreement with Vapor Corp. (“Vapor”) and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto to the Company. The Vapor acquisition comprises almost all of the Company’s revenue going forward.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company’s management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2018, and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three and nine months or less.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

The new revenue standards became effective for the Company on January 1, 2018, and were adopted using the modified retrospective method. The adoption of the new revenue standards as of January 1, 2018 did not change the Company’s revenue recognition as the majority of its revenues continue to be recognized when the customer takes control of its product. As the Company did not identify any accounting changes that impacted the amount of reported revenues with respect to its product revenues, no adjustment to retained earnings was required upon adoption.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $(301,665) for the nine months ended September 30, 2018 and has an accumulated deficit of $7,927,310 and a working capital deficiency of $313,358 at September 30, 2018. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the derivative liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	September 30, 2018	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	.50	.75 to .50
Risk-free interest rate	1.0%	1.0%
Expected volatility	35-237%	187-236%

The change in Level 3 financial instruments is as follows:

Balance, December 31, 2016	$104,572
Issued During the Year Ended December 31, 2017	287,829
Extinguished during the year	(102,317)
Change in fair value recognized in operations	102,539
Balance, December 31, 2017	392,623
Issued During the Nine Months Ended September 30, 2018	-
Extinguished during the nine months ended September 30, 2018	(191,473)
Change in fair value recognized in operations	(201,150)
Balance, September 30, 2018	$-

	Fair Value Measurements at
	December 31, 2017
	Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			392,623
Total			$392,623

Fair Value Measurements at
September 30, 2018
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities

Embedded derivative liabilities – (Conversion Feature)			-
Total			$-

For the nine months ended September 30, 2018, the Company recognized a gain of $201,150 on the change in fair value of its derivative liabilities. At September 30, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives (Years)	September 30, 2018	December 31, 2017
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(21,743)	(12,667)
		$8,683	$17,759

Depreciation expense amounted to $9,077 and $9,044 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

NOTE 6: INTANGIBLE ASSETS-NET

	Estimated Useful Lives
	(Years)	September 30, 2018	December 31, 2017
Customer Lists	6	$26,222	$26,222
Trademarks	3	32,000	32,000
		$58,222	$58,222
Less: accumulated amortization		(35,742)	(28,468)
		$22,480	$29,754

Amortization expense amounted to $7,274 and $18,008 for the nine months ended September 30, 2018 and September 30, 2017, respectively.

NOTE 7: PARTNER DEFICIT/COMMON UNITS

On September 30, 2017, pursuant to the terms of certain share purchase agreements, the Company received an aggregate of $75,000 from three investors in exchange for the sale by the Company of an aggregate of 208,332 common units (representing a sale price of $0.36 per common unit). As of September 30, 2018, the Company has not issued these common units.

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

During the nine months ended September 30, 2018, the following conversions were effected:

Date	Amount Converted	Common Units Issued
1/2/18	$75,000	1,176,471
1/5/18	50,000	1,002,697
2/1/18	40,000	902,835
2/19/18	50,000	1,417,004
3/12/18	75,000	2,225,519
5/4/18	25,000	850,340
5/17/18	10,000	357,143
5/22/18	15,000	740,741
6/1/18	10,000	384,615
6/21/18	50,000	1,718,213
6/21/18	25,000	859,106
6/22/18	25,000	815,249
	$450,000	12,449,933

Effective May 24, 2018, the Company’s Board of Directors approved the issuance of 900,000 common units to Dan Hoff, the Company’s Chief Operating Officer for services performed. The shares were valued at $36,000. As of September 30, 2018, these units had not been issued; and are reflected as equity instruments to be issued on the accompany balance sheet.

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

The Company borrowed $405,000 in 2016 and $75,000 in 2017 pursuant to the DiamondRock SPA and DiamondRock Note. As of September 30, 2018, the balance outstanding, including accrued interest on the balance due, was $-0-.

In connection with the Vapor acquisition, Vapor loaned the Company $500,000 in exchange for the issuance by the Company of a Secured Promissory Note in the principal amount of $500,000. The Secured Promissory Note bears interest at a rate of prime plus 2% (which rate resets annually on July 29th), and payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal.

On August 3, 2016, the Company issued (i) a secured, one-year promissory note (“Note #1”) to Healthier Choices Management Corp. (f/k/a Vapor Corp.) (“HCMC”) in the principal amount of $370,000, and (ii) a secured, 36-month promissory note from the Company to HCMC in the principal amount of $500,000 (together with Note #1, the “Original Notes”). In connection therewith, the Company and HCMC entered into that certain Security Agreement dated July 29, 2016 (the “Security Agreement”).

On September 6, 2018, the Company, Kevin Frija, the Company’s Chief Executive Officer, Chief Financial Officer and Chairman of the Board, and a significant stockholder of the Company (solely for purposes of Section 4.2 of the Loan Agreement) and HCMC entered into that certain Loan Agreement as of September 6, 2018 (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, HCMC agreed to loan the Company $500,000, in exchange for issuance by the Company to HCMC of an amended and restated secured promissory note in the aggregate principal amount of $582,260. The Loan Agreement is subject to customary covenants and contains customary representations and warranties.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which HCMC loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. Balance on the loan as of September 30, 2018 is $510,803.

On September 6, 2018, the Company entered into that certain First Amendment to Security Agreement, dated September 6, 2018 (the “First Amendment”). The First Amendment had the effect to amending the Security Agreement to include the A&R Note as a part of the Secured Obligations, as defined in the First Amendment, thereby providing that the A&R Note is secured by all of the assets of the Company and its subsidiaries.

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

On November 30, 2017, the Company entered into a Purchase Agreement (the “Orange Door Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Orange Door Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement. The balance as of September 30, 2018 was $0.

On January 18, 2018, the Company issued an unsecured promissory note (the “Brikor Note”) in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party (“Brikor”). Any unpaid principal amount and any accrued interest is due on January 18, 2019. The principal amount due under the Brikor Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Brikor Note, Brikor may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance as of September 30, 2018 was $21,141.

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The balance as of September 30, 2018 was $46,090.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The May 2018 Sunshine Note is unsecured. The balance as of September 30, 2018 was $64,015.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The balance as of September 30, 2018 was $90,044.

During the nine months ended September 30, 2018, $450,000 of notes was converted into 12,449,933 shares.

	September 30, 2018	December 31, 2017
Gross balances outstanding for convertible notes	$-	$812,711
Gross balances outstanding from notes payables-short term	732,093	-
Less: Debt discount	-	(145,856)

Carrying value of notes	$732,093	$666,855

NOTE 9: NOTES PAYABLE RELATED PARTY

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance as of September 30, 2018 was $43,815.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. The balance as of September 30, 2018 was $57,444.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. The balance as of September 30, 2018 was $70,924.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The balance as of September 30, 2018 was $81,438.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The balance as of September 30, 2018 was $90,567.

NOTE 10: COMMITMENTS AND CONTINGENCIES

Lease Agreement

The Company has a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

June 15, 2018-December 14, 2018	$9,590

December 15, 2018 to June 14, 2019	$10,190

June 15, 2019 to November 15, 2019	$10,690

Remaining lease payments in the following years are:

Year Ending December 31,
2018	28,770
2019	104,400
Total minimum lease payments	$133,170

Rent expense for the nine months ended September 30, 2018 and 2017 was $88,671 and $56,278, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 11: SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financials statements were available to be issued and determined that there were no events requiring disclosure in or adjustments to the financial statements.

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

The Company is engaged in the electronic cigarette and personal vaporizer industry. The Company is a holding company whose assets include issued U.S. and Chinese patents for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components. The Company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products. The Company owns a portfolio of electronic cigarette and personal vaporizer patents that are the basis for its efforts to:

•	Design, market and distribute a line of e-liquids under the “HELIUM” brand;

•	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

•	Design, market and distribute a line of cannabidiol products under the “GOLD LINE” brand;

•	Design, market and distribute electronic cigarettes and popular vaporizers;

•	Prosecute and enforce the Company’s patent rights;

•	License the Company’s intellectual property; and

•	Develop private label manufacturing programs.

The Company designs, develops and markets electronic cigarette e-liquids sold under the Helium brand. Its electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes. The Company launched the Helium brand in limited U.S. markets in 2016 and has grown distribution through third-party distributors. Shortly after the U.S. launch, the Company plans to introduce its electronic cigarette brand to the Chinese market. China is the largest producer and consumer of tobacco products in the world, but the Company believes that Chinese consumption of electronic cigarettes trails U.S. adoption and use. The Company believes that an opportunity exists to develop and expand its business and its Helium brand electronic cigarette e-liquids in China.

The Company designs, develops, markets and distributes HoneyStick vaporizers and Goldline CBD products, which are products oriented toward the cannabis markets. The CBD line was in development during 2017. The HoneyStick brand was acquired in July

2016 and further developed and expanded continuously throughout 2016 and 2017 by adding new products and expanding marketing and advertising.

On July 29, 2016, the Company entered into and closed an Asset Purchase Agreement with Vapor Corp. (“Vapor”) and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto to the Company. The Vapor Acquisition comprises almost all of the Company’s revenue going forward.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenues

Our revenue for the nine months ended September 30, 2018 and 2017 was $3,487,265 and $2,792,796, respectively. The increase is a result of introduction of new product lines during the current quarter.

Cost of Sales

Cost of sales for the nine months ended September 30, 2018 and 2017 was $2,018,964 and $1,710,066, respectively. The increase is a result of increased sales during the nine months ended September 30, 2018 due to the Company’s introduction of new product lines.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $1,315,250 as compared to $1,523,572 for the nine months ended September 30, 2017. The decrease in expenses is due to reduced general, selling and administrative costs as a result of lower payroll and professional fees for the nine months ended September 30, 2018.

Other (Expense)

Other expense for the nine months ended September 30, 2018 and 2017 was of $454,716 and $320,201, respectively. The increase is a result of the loss on the extinguishment of debt in the nine months ended September 30, 2018. There were fewer debt conversions in the prior year as compared to the current year. The loss was offset by lower interest in the nine months ended September 30, 2018 as a result of lower loan balances during 2018 and gains on the change in derivative liability.

Net Loss

Net loss for the nine months ended September 30, 2018 was $301,665 compared to a net loss of $761.043 for the nine months ended September 30, 2017. The net loss decreased primarily as the result of higher sales and operating income in the nine months ended September 30, 2018.

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenues

Our revenues for the three months ended September 30, 2018 and 2017 were $1,271.317 and $969,455, respectively. The increase is a result of increased sales due to the Company’s introduction of new product lines during the quarter ended September 30, 2018.

Cost of Sales

Cost of sales for the three months ended September 30, 2018 and 2017 was $877,129 and $573,136, respectively. The increase is a result of the Company’s introduction of new products lines during the quarter ended September 30, 2018.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $374,751 as compared to $435,376 the three months ended September 30, 2017. The decrease in expenses is due to reduced selling, general, and administrative costs as a result of lower payroll and professional fees for the quarter ended September 30, 2018.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2018 and 2017 was expenses of $(140,155) and income of $107,266, respectively. The increase of expenses is a result of the gain on interest expense from notes payable outstanding in 2018. There were no debt conversions in the current period.

Net Profit (Loss)

Net loss for the three months ended September 30, 2018 was $(120,718) compared to a net profit of $68,189 for the quarter ended September 30, 2017. The net loss has increased mainly as the result of higher interest expense and no gains from debt conversions in quarter ended September 30, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $297,420 for the nine months ended September 30, 2018 as compared to $439,513 used in the nine months ended September 30, 2017. The decrease in cash used is mainly a result of the lower loss for the year.

During the nine months ended September 30, 2018 and 2017, the Company was provided cash from financing activities of $434,594, of which $1,065,022 was proceeds from the notes payable offset by $630,428 of payments to the notes. The Company had separate private placements in 2017 of $75,000 and draws on notes with DiamondRock, LLC (“DiamondRock”) for $300,000.

Total notes payable as of September 30, 2018 is $1,076,281 as compared to $666,855 at December 31, 2018.

Assets

At September 30, 2018 and December 31, 2017, we had total assets of $1,017,612 and $471,101, respectively. Assets consist primarily of cash, inventory, accounts receivable, vendor deposits, intangible assets and prepaid expenses in 2018 and 2017.

Liabilities

Our total liabilities were $1,299,807 at September 30, 2018, compared to $1,302,743 at December 31, 2017. The decrease was primarily due to a decrease in derivative liabilities which have zero balance and then offset by increase in notes payable.

Off –Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2018, there were no unregistered sales of equity securities.

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

VPR Brands, LP

Date: November 14, 2018	By:	/s/ Kevin Frija
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)