Form 10-K
period 2018-12-31
VPR Brands, LP.
filed 2019-05-06
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
(954) 715-7001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,577,252. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant's voting and non-voting common units representing limited partner interests outstanding as of May 6, 2019 was 85,975,911.

Documents Included by reference: None

VPR Brands, LP

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our security holders. In this Annual Report on Form 10-K, unless the context otherwise requires, the terms "VPR Brands," the “Company,” "we," "our" and or "us," refer to VPR Brands, LP.

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

Medical Vaporizers for Cannabis Use

We have developed a line of vaporizers that are for use with medical cannabis under the “HONEYSTICK” brand. These vaporizers are designed for sale in the medical and recreational cannabis markets and currently feature mainly vaporizers for essential oils and concentrates. We plan to launch and develop more units for dry herb and continue to expand the line to offer more innovative technology that is high performance and convenient. The company also conducts most of its private label production for cannabis oriented vaporizers.

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

The U.S. Market for Electronic Cigarettes and Medical Cannabis Vaporizers

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

On January 4, 2018, the then U.S. Attorney General Jeff Sessions issued a written memorandum rescinding the Cole Memo and related internal guidance issued by the DOJ regarding federal law enforcement priorities involving marijuana (the “Sessions Memo”). The Sessions Memo instructs federal prosecutors that when determining which marijuana-related activities to prosecute under federal law with the DOJ’s finite resources, prosecutors should follow the well-established principles set forth in the U.S. Attorneys’ Manual governing all federal prosecutions. The Sessions Memo states that “these principles require federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” The Sessions Memo went on to state that given the DOJ’s well-established general principles, “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time what impact the Sessions Memo will have on the medical-use or recreational marijuana industry. In addition, pursuant to the current omnibus spending provisions approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, will expire on September 30, 2019, and there is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bill going forward. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of marijuana products, strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. We cannot provide any assurances that federal regulations will not inhibit the growth, expansion, or legality of the cannabis movement which is highly interdependent in the growth of sales of our vaporizers.

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

Moreover, while disposable e-cigarettes dominated the global e-cigarette product market until 2014, we expect that rechargeable e-cigarettes, followed by personal vaporizers and mods, will soon take over the top market positions in terms of revenue generation. The U.S. market will continue with its dominance through the forecast period, however, China is expected to grow at the fastest CAGR to become the second largest revenue generating country by the end of 2025.

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

We design, develop, market and distribute a line of products oriented toward the cannabis markets which is the HoneyStick brand of vaporizers and the Goldline CBD products. The CBD line was in development during 2017 and the HoneyStick brand was acquired in July 2016 and further developed and expanded continuously throughout 2017 and 2018 by adding new products and expansion in marketing and advertising. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The original HoneyStick vaporizer placed second in the

High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized. A HoneyStick vaporizer also won an award in 2017.

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

On December 27, 2013, the Company entered into a patent acquisition agreement (the "Purchase Agreement"), by and among the Company and Guocheng "Greg" Pan, pursuant to which the Company agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the "Purchased Assets"). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, the Company issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units of the Company and a warrant to purchase 2,000,000 common units representing limited partnership units of the Company. The warrants entitle Mr. Pan (or his designees) to purchase common units of the Company at $0.15 per common unit with an expiration date ten years from the effective date of the Purchase Agreement.

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

During 2017, the Company borrowed an additional $325,650 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note.

During the year ended December 31, 2018, the Diamond Rock converted a total of $660,000 into 17,371,225 common units of stock.

On November 30, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement.

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

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The June 2018 Frija-Hoff Note is unsecured.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The Deceember 2018 Frija Note is unsecured.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which HCMC loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,140.55, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium.

On February 1, 2019, VPR Brands, LP issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.

Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.

On February 15, 2019, VPR Brands, LP (the “Company”) issued a senior convertible promissory note in the principal amount of $200,000 to Brikor LLC . The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption will be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any.

Daiagi and Daiagi Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Daiagi and Daiagi Note”) to Mike Daiagi and Mathew Daiagi jointly (the “Daiagis”). The principal amount due under the Daiagi and Daiagi Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Daiagi and Daiagi Note) is due and payable on the third anniversary of the issue date. The Daiagi and Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi and Daiagi Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Daiagi and Daiagi Note. The portion of the Daiagi and Daiagi Note subject to redemption will be redeemed by the Company in cash.

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note).

Amber Investments Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Amber Investments Note”) to Amber Investments LLC (“Amber Investments”). The principal amount due under the Amber Investments Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Amber Investments Note) is due and payable on the third anniversary of the issue date. The Amber Investments Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Amber Investments Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Amber Investments Note. The portion of the Amber Investments Note subject to redemption will be redeemed by the Company in cash.

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).

K & S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) is due and payable on the third anniversary of the issue date. The K & S Pride Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K & S Pride Note. The portion of the K & S Pride Note subject to redemption will be redeemed by the Company in cash.

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note).

Surplus Depot Note

On February 20, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Surplus Depot Note”) to Surplus Depot Inc. (“Surplus Depot”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Surplus Depot Note) is due and payable on the third anniversary of the issue date. The Surplus Depot Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Surplus Depot Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Surplus Depot Note. The portion of the Surplus Depot Note subject to redemption will be redeemed by the Company in cash.

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note).

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

To the extent not terminated by the Frija Termination Agreement and the Pan Termination Agreement, the Frija SPA and the Pan SPA, respectively, remained in full force and effect.

No placement agent participated in the sales under the Frija SPA or the Pan SPA. No termination fees were incurred by the Company pursuant to either the Frija Termination Agreement or the Pan Termination Agreement.

On March 13, 2017, the Company entered into an agreement with MAPH Enterprises, LLC (“MAPH”) pursuant to which MAPH agreed to provide certain business advisory and consulting services in exchange for payment by the Company of $75,000 and the issuance by the Company of 600,000 restricted shares of Company common stock. The term of the agreement began on March 13, 2017 and ended on May 1, 2017. Either party may terminate the agreement prior to its expiration upon written notice to the other party upon (a) the failure of any party to cure a material default under the Engagement Letter within five business days after receiving written notice of such default from the terminating party; (b) the bankruptcy or liquidation of either party; (c) the use by any party of any insolvency laws; (d) the performance of MAPH’s services under the Engagement Letter; and (e) the appointment of a receiver for all or a substantial portion of either parties’ assets or business. If terminated, MAPH shall not be required to perform any additional services beyond the termination date and all fees described in the agreement shall be deemed earned in full.

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

In addition as per the acquisition of certain assets from Vapor Corp the Company the Company has acquired various trademarks and domains. The following is the list of trademarks:

Trademark	Application No.	Application Date	Registration No.	Registration Date
VAPORIN
B-BUZZ'N	86856758	12/22/15	N/A	N/A
CHILLER B	86856798	12/22/15	5012851	2-Aug-16
ECIGTRONICS	85371221	7/14/11	4191835	14-Aug-12
EZSMOKER	77681034	3/2/09	3800589	8-Jun-10
FIFTY-ONE	77514632	7/3/08	3762126	23-Mar-10
FUMARE	85419589	9/10/11	4302950	12-Mar-13
GOLDMINE	85495797	12/15/11	4186101	7-Aug-12
GREENLINE	85495369	12/14/11	4186059	7-Aug-12
GREEN PUFFER	77683491	3/4/09	3800608	8-Jun-10
HONEY STICK	86711441	7/31/15	4877766	29-Dec-15
HOOKAH STIX	85432021	9/26/11	4388693	20-Aug-13
KRAVE	77598996	10/23/08	3753097	23-Feb-10
MINIMAX	85714681	8/28/12	4385494	13-Aug-13
RED LINE	85495799	12/15/11	4186102	7-Aug-12
SMOKE STAR	77846705	10/12/09	3795716	1-Jun-10
THE BEE KEEPER	86856822	12/22/15	5012853	2-Aug-16
THE B-HIGH'V	86856819	12/22/15	5017261	9-Aug-16
THE BUMBLER	86856830	12/22/15	5012854	2-Aug-16
THE TRIO	77956805	3/11/10	3876177	16-Nov-10
VAPE NAKED	86693699	7/15/15	5043802	20-Sep-16
VAPOR X	85200284	12/17/10	4005660	2-Aug-11
VAPORE	85419587	9/10/11	4306905	19-Mar-13
VX	86043664	8/21/13	4542479	3-Jun-14

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

In 2016, the Child Nicotine Poisoning Prevention Act of 2015 went into effect. This legislation requires the packaging of liquid nicotine containers for use in electronic cigarettes to be subject to existing child poisoning prevention packaging standards.

"Liquid nicotine container" (1) includes a package from which nicotine in a solution or other form is accessible through normal and foreseeable use by a consumer and that is used to hold soluble nicotine in any concentration; and (2) excludes a sealed, pre-filled, and disposable container of nicotine in a solution or other form in which such container is inserted directly into an electronic cigarette, electronic nicotine delivery system, or other similar product, if the nicotine in the container is inaccessible through customary or reasonably foreseeable handling or use, including reasonably foreseeable ingestion or other contact by children.

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

The legislation does not limit or preempt the U.S. Food & Drug Administration's (FDA) authority to regulate e-cigarettes, and the FDA would still be empowered to impose its own packaging requirements, the report said.

If electronic cigarettes are subject to one or more significant regulatory initiates enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

Employees

As of April 1, 2019, we have 20 employees. None of our employees is represented by a collective bargaining agreement and we believe that our relationship with our employees is good.

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

As of December 31, 2018, we had an accumulated deficit of $(8,599,384) which we have incurred since our inception. To date we have explored various business opportunities, without success and can give no assurances that we will be successful in our current operations in the electronic cigarette industry.

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

We have limited cash on hand of $58,323 as of December 31, 2018. Any cash on hand is currently not generating any revenue from operations. We expect to raise capital required to operate our business through public or private equity offerings, debt financings and or corporate collaborations.

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

We depend on our General Partner and its manager Messrs. Kevin Frija and Greg Pan.

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

Our common limited partnership units are currently listed on the OTC Pink market tier of the OTC Markets Group, Inc. under the stock ticker symbol "VPRB," however there is no established public market for our membership Units and such a market may not develop or be sustained.

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

As of April 24, 2019, we had 85,975,911 shares of our common units representing limited partnership interests outstanding. Approximately 1,900,100 of the 50,969,233 outstanding common units are eligible for resale without restriction in the public market. These represent shares owned by individuals with less than 5% ownership of the outstanding common units. If any significant number of the 1,900,100 units are sold, such units could have a depressive effect on the market price of our stock. The remaining units are eligible, and some of the units underlying the warrants and options upon issuance will be eligible, to be offered from time to time in the public market pursuant to Rule 144 of the Securities Act, and any such sale of these units may have a depressive effect as well. We are unable to predict the effect, if any, that the sale of units, or the availability of shares for future sale, will have on the market price of the units prevailing from time to time. Sales of substantial amounts of units in the public market, or the perception that such sales could occur, could depress prevailing market prices for the units. Such sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price, which we deem appropriate.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company leases its office and warehouse facility in Fort Lauderdale, FL. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190

June 15, 2019 to November 15, 2019	$10,690

Item 3. Legal Proceedings

There are no current, pending or threatened legal proceedings against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price of and Dividends on the Registrant's Common Equity and Related Unitholder Matters

Our membership units are currently quoted on the OTC Pink market tier of the OTC Markets Group, Inc. under the ticker symbol "VPRB," however there is no established public market for our securities and such a market may not develop or be sustained. On April 15, 2019, the closing price of the Company’s common units was $0.0932.

Holders

As of April 15, 2019, there were 30 shareholders of record. However, we believe that there are more beneficial holders of our common stock as beneficial holders may hold their stock in "street" name.

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

Transfer Agent and Registrar

Transhare Corporation is the registrar and transfer agent for our common units. The registrar and transfer agent is located at 15500 Roosevelt Blvd, Clearwater, FL 33760.

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

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenues

Our revenue for the twelve months ended December 31, 2018 and 2017 was $4,613,300 and $3,610,379, respectively. Increase is a result of the introduction of new products during 2018.

Cost of Sales

Cost of sales for the year ended December 31, 2018 and 2017 was $2,697,937 and $2,398,242, respectively. Increase is a result of the increased sales during the current year. Gross margins have increased for the Company as it has begun to sell higher margin items.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $1,905,881 as compared to $2,100,901 for the year ended December 31, 2017. The decrease in expenses is due to decreased general, selling and administrative costs for rent, travel expenses and marketing costs related to the Vapor Corp. asset acquisition. The Company has decreased costs by reducing its labor force and using less consultants and professional fees.

Other Income (Expense)

Other income and expenses increase to $(983,222) for the year ended December 31, 2018 as compared to $(723,048) for the year ended December 31, 2017. The increase in mainly attributable to increased interest expense of $204,637 and Loss on extinguishment of debt $37,266. Both balances are result of borrowings during the year and conversion of debt to capital.

Net Loss

Net loss for the year ended December 31, 2018 was $(973,740) compared to a net loss of $(1,611,812) for the year ended December 31, 2017 The net loss has decreased mainly as the result of the expense related to the increased expenses and interest expense from loans related to the acquisition.

Liquidity and Capital Resources

The Company used cash in operating activities of $227,390 for year ended December 31, 2018 as compared to $698,563 used in year ended December 31, 2017. Decrease in cash used is mainly a result of the loss for the year and cash spent on inventory for the year offset by accounts payables and non-cash losses as a result of other expenses as discussed above.

During the years ended December 31, 2018 and 2017, the Company received in 2018 loans of $840,555 from related parties and institutional investor as compared to $671,638 in 2017. Also the Company paid debt of $75,220 during 2017 as compared to $611,483 during the current year. During 2018 the Company was provided cash from financing activities of $229,073,

Assets

At December 31, 2018 and December 31, 2017, we had total assets of $767,209 and $471,101, respectively. Assets consist of the cash accounts held by the Company, inventory and accounts receivable. In 2018 the Company’s inventory was increased by approximately $263,000 as a result of additional purchases for new products and accounts receivable increased by approximately $18,000 from additional sales in the last part of the year.

Liabilities

Our total liabilities were $1,350,702 at December 31, 2018, compared to $1,302,743 at December 31, 2017. The decrease was primarily due to an decreased derivative liability related to loans offset by loans in the current year.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2018, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended December 31, 2018, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ended December 31, 2018, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers

The following table sets forth the names, ages and positions of the executive officers, directors and director nominees of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	47	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan Daniel Hoff	62 36	Director and Manager of the General Partner Chief Operating Officer	December 26, 2013 January 3, 2017

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

Mr. Guocheng "Greg" Pan

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

Our General Partner’s limited liability company agreement establishes a board of directors that is responsible for the oversight of our business and operations. Our General Partner's board of directors is elected in accordance with its limited liability company agreement, which provides that the founders will have the power to appoint and remove the directors of our General Partner. The limited liability company agreement of our General Partner provides that at such time as the founders cease to be founders, such power will revert to the members of our General Partner holding a majority in interest in our General Partner. We refer to the board of directors of our General Partner as the "board of directors of our general partner." The board of directors of our General Partner has a total of two members; Mr. Kevin Frija and Mr. Greg Pan, respectively.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except Mr. Frija. Mr. Frija filed one late Form 4, relating to two transactions.

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

2018 SUMMARY COMPENSATION TABLE

Name &						Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Principal Position	Year	Salary $	Bonus $	Unit Awards $	Option Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija CEO and President	2018	$144,000	—	—	—	—	—	—	$144,000
	2017	$144,000	—	—	—	—	—		$144,000

Dan Hoff COO	2018	$121,065	—	—	—	—	—	—	$121,065
	2017	$121,065	—	—	—	—	—	—	$121,065

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of April 15, 2019. On April 15, 2019, there were 74,152,841 shares of our common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all shares of common units shown as beneficially owned by them.

Name and address of beneficial owner	Common units Beneficially Owned		Percentage of Beneficial Ownership (1)
5% Unitholders

Jonathan Pan, 787 Adeline Ave., San Jose, CA 95135	3,980,340	(2)	4.6%

Directors and Named Executive Officers
Kevin Frija	15,589,408		18.2%

Guocheng Pan	10,381,360	(3)	12.1%

All Current Executive Officers and Directors As a Group (3 persons)		29,951,108(4)	34.8%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of shares of common units beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 85,975,911 shares of common units outstanding, plus (ii) any shares of common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

(2)	Includes 2,000,000 shares of common units which Jon Pan has a right to acquire pursuant to the terms of that certain Share Purchase Agreement, dated June 1, 2015, between the Company and Jon Pan.

(3)	Includes 2,000,000 shares of common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at any time within ten years from the date of the Purchase Agreement.

(4)	Includes 4,000,000 shares of common units which the executive officers and directors have the right to acquire.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

During years ended December 31, 2018 and 2017, the Company has not made payments to related parties for expenses and reimbursement of costs.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. for the years ended December 31, 2018 and 2017. During 2018 Paritz merged with Prager Metis, CPAs, LLC. Prager Metis is a PCAOB firm. Their fees are listed separately for 2018.

Year Ended December 31,
	2018	2018	2017
Audit Fees	$ 35,000	$ 7,000	$ 40,500
Audit-Related Fees	--	--	--
Tax Fees	--	--	--
All Other Fees	--	--	--
Total	$ 35,000	$ 7,000	$ 40,500

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

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2018 and December 31, 2017
VPR Brands, LP Statements of Operations for the years ended December 31, 2018 and 2017
VPR Brands, LP Statements of Changes in Partners' Capital for the years ended December 31, 2018
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VPR Brands, LP (the Company) as of December 31, 2017, and the related statements of operations, changes in partner’s capital, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has a net loss for the year ended December 31, 2017, has an accumulated deficit of and a working capital deficit at December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2005.

Hackensack, New Jersey

April 17, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of VPR Brands, LP. (the Company) as of December 31, 2018, and the related statement of operations, changes in Partners’ Capital, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has a net loss of $973,740 for the year ended December 31, 2018 and has an accumulated deficit of $8,599,384 and a working capital deficit of $601,617 at December 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

May 6, 2019

VPR BRANDS, LP
BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS:
Current Assets:
Cash	$ 58,323	$ 56,640
Accounts Receivable-Net of reserve of $49,056 and $69,358	217,902	199,803
Inventory	413,289	150,365
Vendor Deposits	42,791	-
Deposits	16,780	16,780
TOTAL CURRENT ASSETS	$ 749,085	$ 423,588
Property and Equipment-Net of Accumulated Depreciation	8,500	17,759
Intangible Assets-Net of Accumulated Amortization	9,624	29,754
TOTAL ASSETS	$ 767,209	$ 471,101

LIABILITIES AND PARTNER'S DEFICIT:
CURRENT LIABILITIES:
Accounts Payable and Accrued Expenses	$ 298,519	$ 243,265
Customer Deposits	1,451	-
Derivative Liability	-	392,623
Notes Payable, Net of Debt discount of $0 and $-0-	640,688	-0-
Note Payable-Related Party	385,044	-0-
Convertible Notes Payable, Net of Debt discount of $-0- and $145,856	25,000	666,855
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	1,350,702	1,302,743

PARTNERS' DEFICIT:

Partners' Capital 100,000,000 authorized; Common units, 85,975,911 and 68,604,686 issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	8,015,891	6,794,002
Accumulated deficit	(8,599,384)	(7,625,644)
TOTAL PARTNERS' DEFICIT	(583,493)	(831,642)
TOTAL LIABILITIES AND PARTNERS’ DEFICIT	$ 767,209	$ 471,101

 See accompanying notes to financial statements

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

	YEARS ENDED
	December 31, 2018 December 31, 2017

REVENUES	$ 4,613,300	$ 3,610,379
COST OF SALES	(2,697,937)	(2,398,242)
GROSS PROFIT	1,915,363	1,212,137
OPERATING EXPENSES:
Selling, General and Administrative	1,905,881	2,100,901
TOTAL OPERATING EXPENSES	1,905,881	2,100,901
NET OPERATING INCOME (LOSS)	9,482	(888,764)
Other Income (Expense)
Interest Expense	(494,071)	(336,973)
Interest Expense-Related Party	(47,539)	-0-
Loss on extinguishment of debt	(525,880)	(488,614)
Change in fair value of derivative liability	84,268	102,539
NET LOSS	$ (973,740)	$ (1,611,812)
LOSS PER COMMON UNIT	$ (0.01)	$ (0.03)
Weighted-Average Common Units Outstanding — Basic and Diluted	78,594,769	53,077,075

See accompanying notes to financial statements

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

	YEARS ENDED
	DECEMBER 31, 2018 DECEMBER 31, 2017

OPERATING ACTIVITIES:
Net Loss	$ (973,740)	$ (1,611,812)
Adjustments to reconcile net loss to cash used in operating activities:
Common units issued in exchange for service		29,400
Amortization and Depreciation	30,237	15,690
Non-Cash Interest	541,610	336,973
Gain (Loss) on extinguishment of debt	525,880	488,614
Gain on Derivative Liability	(84,268)	(102,539)
Changes in operating assets and liabilities:
Inventory	(262,924)	230,489
Other Assets	-	-
Vendor Deposits	(42,791)	-
Accounts Receivable	(18,099)	(44,797)
Customer Deposits	1,451	(120,760)
Accounts payable and Accrued expenses	55,254	80,179
NET CASH USED IN OPERATING ACTIVITIES	(227,390)	(698,563)

Proceeds from Notes Payable	1,100,008	671,638
Payments on Notes Payable	(870,935)	(75,220)
Proceeds from private placement offering of common units		75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	229,073	671,418

INCREASE (DECREASE) IN CASH	1,683	(27,145)

CASH - BEGINNING OF YEAR	56,640	83,785

CASH - END OF YEAR	$ 58,323	$ 56,640

Non-Cash Items:
Conversion of convertible Debt into Common Units	$ 660,000	$ 429,628
Common Units issued in connection with debt conversion	1,185,889	808,969
Derivative liability recognized as debt discount	-	$ 78,176

See accompanying notes to Financial Statements

VPR BRANDS, LP
    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

	Common	Partners'	Accumulated	Total
	units	Capital	Deficit	Partner's Capital

Balance at December 31, 2016	49,292,125	$ 5,880,633	$ (6,013,832)	$ (133,199)
Shares Purchased Per Agreement (Shares to be issued)	0	75,000		75,000

Common Units Issued in Exchange for Services	720,000	29,400		29,400

Common Units Issued for Conversion of Debt	18,592,561	808,969		808,969

Net Loss		0	(1,611,812)	(1,611,812)

Balance at December 31, 2017	68,604,686	$ 6,794,002	$ (7,625,644)	$ (831,642)

Common Units Issued for Conversion of Debt	17,371,225	1,221,889		1,221,889

Net Loss		0	(973,740)	(973,740)

Balance at December 31, 2018	85,975,911	$8,015,891	$(8,599,384)	$(583,493)

See accompanying notes to Financial Statements

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company reviews its accounts receivable on a monthly basis. As such it determines the collectability of such accounts. The Company has setup an expense reserve for those accounts it deems uncollectable.

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

Leases

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The FASB issued ASU 2016-02 to increase transparency and comparability among Companies by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. Management is currently evaluating the standard.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $973,740 for the year ended December 31, 2018 and has an accumulated deficit of $8,599,384 and a working capital deficit of $601,617 at December 31, 2018. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company used Level 3 inputs for its valuation methodology for the derivative liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

Year Ended

	December 31, 2018	December 31, 2017
Annual dividend yield	-	-
Expected life (years)	.25	.50
Risk-free interest rate	8.00%	8.00%
Expected volatility	20-30%	103-114%

Fair Value Measurements at
December 31, 2017
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			--
Embedded derivative liabilities – (Debenture)			392,623
Total			$392,623

Fair Value Measurements at
December 31, 2018
Using Fair Value Hierarchy
	Level 1	Level 2	Level 3
Liabilities
Embedded derivative liabilities – (Warrant)			-
Embedded derivative liabilities – (Debenture)			-
Total			$-

For the year ended December 31, 2018, the Company recognized a gain of $84,268 on the change in fair value of its derivative liabilities. At December 31, 2018, the Company did not identify any other assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with ASC 825-10.

NOTE 5: PROPERTY AND EQUIPMENT-NET

	Estimated Useful Lives (Years)	December 31, 2018	December 31, 2017
Furniture and Fixtures	5	$30,296	$30,296
Warehouse Equipment	5	130	130
		$30,426	$30,426
Less accumulated depreciation		(21,926)	(12,667)
		$8,500	$17,759

Depreciation expense amounted to $10,085 and $10,142 for the years ended December 31, 2018 and December 31, 2017, respectively.

NOTE 6: NOTES PAYABLE

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

As per the convertible note with Diamond Rock in November 2016, Diamond Rock has borrowed $405,000 of which $75,000 was borrowed in 2016, against the loan and as of December 31, 2018 the balance outstanding was $25,000 including accrued interest on the balance due at quarter end. To date $182,462 portion of the loan was converted to stock

The Company entered into a Securities Purchase Agreement (the “SPA”) with DiamondRock, LLC, an unaffiliated third party (“DiamondRock”), pursuant to which the Company may borrow up to a $500,000 convertible promissory note (the “Note”) for a purchase price of $475,000, reflecting an original issue discount of $25,000. The transactions under the SPA closed on November 29, 2016, and the Note was issued on that date.

The Note permits the Company to make additional borrowings under the Note. As of December 31, 2018, DiamondRock advanced four (4) tranches to the Company in the total amount of $300,000.

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

The following table summarizes the Company’s convertible notes as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Gross proceeds from notes	$25,000	$812,711
Less: Debt discount	0	(145,856)

Carrying Value of notes	$25,000	$666,855

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

On November 30, 2017, VPR Brands, LP (the “Company”) entered into a Purchase Agreement (the “Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority stockholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement. This note was fully paid as of December 31, 2018.

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

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,140.55, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The June 2018 Frija-Hoff Note is unsecured.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The Deceember 2018 Frija Note is unsecured.

	December 31, 2018	December 31, 2017
Gross balances outstanding for convertible notes	$25,000	$574,318
Gross balances outstanding from notes payables-short term	1,025,732	238,393
Less: Debt discount	-	(145,856)

Carrying value of notes	$1,050,732	$666,855

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note).

NOTE 7: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

Remaining Lease payments in the following years are:

Year Ended December 31,

2019	114,590
Total minimum lease payments	$ 114,590

As a result of the rent varying each year the rent expense is recorded on a straight-line basis. As a result, the Company has a liability for deferred rent for future rent expense where it is presented on the accompanying balance sheet in the amount of $10,650.

Rent expense for the years December 31, 2018 and 2017 was $120,295 and $114,845, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

NOTE 8: CONCENTRATION OF CREDIT RISK

As of December 31, 2018, two customers accounted for approximately 30% and 14% of total customer receivables. Additionally during year ended December 31, 2018 one customer accounted for 14% of total revenue.

NOTE 9: ISSUANCE OF COMMON UNITS

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

During the year ended December 31, 2018, the following conversions were effected:

Date	Common Units Issued	Amount $
2-Jan-18	1,176,471	$153,647
5-Jan-18	1,002,697	$105,283
1-Feb-18	902,935	$69,977
19-Feb-18	1,417,004	$83,745
12-Mar-18	2,225,519	$122,181
4-May-18	850,340	$42,517
17-May-18	357,143	$15,000
22-May-18	740,741	$31,852
1-Jun-18	384,615	$15,000
21-Jun-18	1,718,213	$70,447
21-Jun-18	859,106	$35,223
22-Jun-18	815,249	$34,240
15-Oct-18	322,581	$17,419
17-Oct-18	764,526	$53,517
17-Oct-18	611,621	$42,813
8-Nov-18	1,962,378	$196,238
9-Nov-18	460,507	$48,814
14-Dec-18	799,579	$47,975
	17,371,225	$1,185,809

NOTE 10: SUBSEQUENT EVENTS

On February 1, 2019, VPR Brands, LP issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.

Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.

On February 15, 2019, VPR Brands, LP (the “Company”) issued a senior convertible promissory note in the principal amount of $200,000 to Brikor LLC . The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption will be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any.

Daiagi and Daiagi Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Daiagi and Daiagi Note”) to Mike Daiagi and Mathew Daiagi jointly (the “Daiagis”). The principal amount due under the Daiagi and Daiagi Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Daiagi and Daiagi Note) is due and payable on the third anniversary of the issue date. The Daiagi and Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi and Daiagi Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Daiagi and Daiagi Note. The portion of the Daiagi and Daiagi Note subject to redemption will be redeemed by the Company in cash.

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note).

Amber Investments Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Amber Investments Note”) to Amber Investments LLC (“Amber Investments”). The principal amount due under the Amber Investments Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Amber Investments Note) is due and payable on the third anniversary of the issue date. The Amber Investments Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Amber Investments Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Amber Investments Note. The portion of the Amber Investments Note subject to redemption will be redeemed by the Company in cash.

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).

K & S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) is due and payable on the third anniversary of the issue date. The K & S Pride Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K & S Pride Note. The portion of the K & S Pride Note subject to redemption will be redeemed by the Company in cash.

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note).

Surplus Depot Note

On February 20, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Surplus Depot Note”) to Surplus Depot Inc. (“Surplus Depot”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Surplus Depot Note) is due and payable on the third anniversary of the issue date. The Surplus Depot Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Surplus Depot Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Surplus Depot Note. The portion of the Surplus Depot Note subject to redemption will be redeemed by the Company in cash.

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

Date: April 25, 2019	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	May 6, 2019
Kevin Frija

/s/Greg Pan	Director	May 6, 2019
Greg Pan