Form 10-Q
period 2019-03-31
VPR Brands, LP.
filed 2019-05-17
CIK 1376231

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54545

VPR Brands, LP

(Exact name of registrant as specified in its charter)

(Former Name of Registrant as Specified in its Charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road

Fort Lauderdale, FL
33312

(Address of principal executive offices) (zip code)

(954) 715-7001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒    Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 14, 2019:
Common Units, No par value	86,554,634 Units

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this Quarterly Report on Form 10-Q and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission.

Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VPR Brands” the “Company,” “we,” “our,” “us,” and similar terms refer to VPR Brands, LP, a Delaware corporation.

The information which appears on our website www.vprbrands.com is not part of this report.

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash	$163,328	$58,323
Accounts receivable, net	392,739	217,902
Inventory, net	516,756	413,289
Right to use asset	63,356	-
Vendor deposits	123,017	42,791
Prepaid expenses	22,000
Deposits	16,780	16,780
Total current assets	1,297,976	749,085

Property and Equipment, net	5,979	8,500
Intangible Assets, net	6,679	9,624
Total assets	$1,310,634	$767,209

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$70,834	$298,519
Customer deposits	5,000	1,451
Right to use liability	60,651	-
Notes payable	549,221	640,688
Note payable-related parties	287,382	385,044
Convertible notes payable	1,025,000	25,000
Total current liabilities and total liabilities	1,998,088	1,350,702

Partners’ Deficit:
Common units - 100,000,000 units authorized; 86,554,634 and 85,975,911 units issued and outstanding, respectively	8,050,614	8,015,891
Accumulated deficit	(8,738,068)	(8,599,384)
Total partners’ deficit	(687,454)	(583,493)
Total liabilities and partners’ deficit	$1,310,634	$767,209

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenues	$1,318,049	$1,001,162
Cost of Sales	779,027	534,457
Gross profit	539,022	466,705

Operating Expenses:
Selling, General and Administrative	564,605	453,881
Total operating expenses	564,605	453,881

Net Operating (Loss) Income	(25,583)	12,824

Other Expense:
Interest expense	(113,101)	(65,231)
Loss on extinguishment of debt	-	(244,834)
Change in fair value of derivative liability	-	147,821
Total other expense, net	(113,101)	(162,244)

Net Loss	$(138,684)	$(149,420)

Loss Per Common Unit - Basic and Diluted	$(0.01)	$(0.03)

Weighted-Average Common Units Outstanding - Basic and Diluted	86,554,635	72,383,508

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Accumulated	Total
	Number	Amount	Deficit	Partners’ Deficit
Three Months Ended March 31, 2018
Balance at December 31, 2017	68,604,686	$6,794,002	$(7,625,644)	$(831,642)
Conversion of convertible debt into common units	6,724,526	536,873	-	536,873
Net loss	-	-	(149,420)	(149,420)
Balance at March 31, 2018	75,329,212	$7,330,875	$(7,775,064)	$(444,189)

Three Months Ended March 31, 2019
Balance at December 31, 2018	85,975,911	$8,015,891	$(8,599,384)	$(583,493)
Stock-based compensation	578,724	34,723	-	34,723
Net loss	-	-	(138,684)	(138,684)
Balance at March 31, 2019	86,554,635	$8,050,614	$(8,738,068)	$(687,454)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(138,684)	$(149,420)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	5,466	5,096
Stock-based compensation	34,723
Non-cash interest	-	65,231
Loss on extinguishment of debt	-	244,834
Gain on derivative liability	-	(147,821)
Changes in operating assets and liabilities:	-
Inventory	(103,467)	13,186
Vendor deposits	(80,226)	(42,854)
Prepaid expenses	(22,000)	-
Accounts receivable	(174,837)	(2,371)
Customer deposits	3,549	-
Right to use asset and obligation	(2,705)	-
Accounts payable and accrued expenses	(227,685)	(41,812)
Net cash used in operating activities	(705,866)	(55,931)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	1,000,000	-
Proceeds from notes payable	100,000	200,001
Payments of notes payable	(289,129)	(106,401)
Net cash provided by financing activites	810,871	93,600

Increase in Cash	105,005	37,669
Cash - Beginning of the Period	58,323	56,640
Cash - End of the Period	$163,328	$94,309

Supplemental Cash Flow Information:
Interest paid in cash	$102,259	$65,231
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activies:
Conversion of convertible debt into common units	$-	$290,000
Common Units issued in connection with debt conversion	$-	$534,834
Operating lease right-of-use Assets obtained in exchange for operating lease liability	$87,114	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 1. ORGANIZATION

VPR Brands, LP (the “Company”, “we”, or “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the U.S. and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e-liquids under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e-liquids brand in China. We are currently also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2019 and December 31, 2018, the Company had recorded allowance for bad debt of $49,056.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of $70,582.

Leases

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02 (Topic 842). Topic 842 amended several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

Effective January 1, 2019, the Company adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow the Company to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for its existing lease at January 1, 2019. The adoption of Topic 842 impacted the Company’s balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $87,000 to operating lease right-to-use asset and the right to use lease liability.

Revenue Recognition

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

Stock-Based Compensation

Share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company may issue shares as compensation in future periods for employee services.

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

Fair Value

The carrying values of the Company’s notes payables, convertible notes, and accounts payable and accrued expenses approximates their fair values because of the short-term nature of these instruments.

Basic and Diluted Net Loss Per Unit

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,794,912 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2019 because their effect was antidilutive.

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

On June 20, 2018, the FASB issued ASU 2018-07 which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. Previously, share-based payment arrangements to nonemployees were accounted for under ASC 718, while nonemployee share-based payments issued for goods and services were accounted for under ASC 505-50. Before the amendment, the major difference for the Company (but not limited to) was the determination of measurement date which generally is the date on which the measurement of equity classified share-based payments becomes fixed. Equity classified share-based payments for employees was fixed at the time of grant. Equity-classified nonemployee share-based payment awards are no longer measured at the earlier of the date which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. They are now measured at the grant date of the award which is the same as share-based payments for employees. The Company adopted the requirements of the new rule as of January 1, 2019, the effective date of the new guidance.

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $138,684 for the three months ended March 31, 2019 and has an accumulated deficit of $8,738,068 and a working capital deficit of $700,112 at March 31, 2019. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The note was paid in full during the three months ended March 31, 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The May 2018 Sunshine Note is unsecured. The balance of the note as of March 31, 2019 was $3,191.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The balance of the note as of March 31, 2019 was $35,254.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of March 31, 2019 was $510,786.

The following is a summary of notes payable activity for the three months ended March 31, 2019:

Balance at December 31, 2018	$640,688
Repayments of principal	(91,467)
Balance at March 31, 2019	$549,221

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. This note was fully repaid as of March 31, 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. This note was fully repaid as of March 31, 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. The balance of the note as of March 31, 2019 was $22,700.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The balance of the note as of March 31, 2019 was $66,218.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The balance of the note as of March 31, 2019 was $30,357.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The June 2018 Frija-Hoff Note is unsecured. The balance of the note as of March 31, 2019 was $12,373.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The December 2018 Frija Note is unsecured. The balance of the note as of March 31, 2019 was $70,351.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.   The balance of the note as of March 31, 2019 was $85,383.

The following is a summary of notes payable – related parties activity for the three months ended March 31, 2019:

Balance at December 31, 2018	$385,044
New borrowings	100,000
Repayments of principal	(197,662)
Balance at March 31, 2019	$287,382

NOTE 6: CONVERTIBE NOTES PAYABLE

Acquisition Note

In connection to the business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note holder sold the Acquisition Note to DiamondRock, LLC.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of March 31, 2011 the balance outstanding was $25,000.

Brikor Note

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

The following is a summary of convertible notes payable activity for the three months ended March 31, 2019:

Balance at December 31, 2018	$25,000
New borrowings	1,000,000
Balance at March 31, 2019	$1,025,000

NOTE 7: PARTNERS’ DEFICIT

During the three months ended March 31, 2019, the Company granted 578,724 common units to board members and consultants. The Company recorded the fair value of the units of $34,723, based on the closing price of the units on the grant date, as compensation expense for the three months ended March 31, 2019.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

The Company recorded a right to use obligation equal to the present value of remaining payments of minimum required lease payments which totaled $60,651 as of March 31, 2019, all of which is payable within one year.

The Company amortized $23,758 of the right to use asset during the three months ended March 31, 2019.

Rent expense for the three months ended March 31, 2019 was $28,051.

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

NOTE 9: CONCENTRATION OF CREDIT RISK

As of March 31, 2019, one customer accounted for 10% of revenues, and three customers accounted for approximately 30%, 13%, and 12% of total customer receivables.

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
16

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

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenues

Our revenue for the three months ended March 31, 2019 and 2018 was $1,318,049 and $1,001,162, respectively. The increase was is a result of increased marketing and advertising efforts.

Cost of Sales

Cost of sales for the three months ended March 31, 2019 and 2018 was $779,027 and $534,457, respectively. Increase is a result of the increased sales during the current year. Gross margin decreased from 47% to 41% due to a higher mix of private labels sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $564,605 as compared to $453,881 for the three months ended March 31, 2018. The increase in expenses is primarily due to increased marketing and advertising efforts.

Other Income (Expense)

Net other expenses decreased to $113,101 for the three months ended March 31, 2019 as compared to $162,244 for the three months ended March 31, 2018. Interest expense increased from $65,231 in 2018 to $113,101 in 2019 due to increase debt, which was offset by to non-cash interest of $65,231 incurred in 2018 that was not incurred in 2019, and a loss on extinguishment of debt of $244,834 incurred in 2018, offset by a gain on derivative liabilities in 2018 of $147,821.

Net Loss

Net loss for the three months ended March 31, 2019 was $138,684 compared to a net loss of $149,420 for the three months ended March 31, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $705,866 for three months ended March 31, 2019 as compared to $55,931 used in three months ended March 31, 2018. The increased use of cash is primarily the result of an increase in accounts receivable of $174,837, an increase in inventory of $103,467, an increase in vendor deposits of $80,226, and a decrease in accounts payable of $227,685, offset by non-cash stock compensation of $34,723.

During the three months ended March 31, 2019, the Company received $1,000,000 of proceeds from the issuance of convertible debt, received $100,000 from the issuance of a note payable, and repaid $289,129 of principal on notes payable. During the three months ended March 31, 2018, the Company received $200,000 of proceeds from the issuance of notes payable, and repaid $106,401 of principal on notes payable.

Assets

At March 31, 2019 and December 31, 2018, we had total assets of $1,310,634 and $767,209, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2019 the Company’s inventory was increased by approximately $103,000 as a result of additional purchases for new products, accounts receivable increased by approximately $174,000 from additional sales in the last part of the year, vendor deposits increased by $80,226, and we recorded a right-to-use asset of $63,356 as a result of implementing new lease accounting guidance effective January 1, 2019.

Liabilities

At March 31, 2019 and December 31, 2018, we had total liabilities of $1,998,088 and $1,350,702, respectively. The increase was primarily due to the issuance of convertible debt in 2019, offset by the repayment of existing notes payable and decrease in accounts payable, offset by the right to use obligation of $60,651.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, including the acquisition of the Vapor line of business, the Company expects to meet its current capital needs. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operations.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the

Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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
19

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document *

101.SCH XBRL	Taxonomy Extension Schema Document *

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL	Taxonomy Extension Label Linkbase Document *

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

By: /s/ Kevin Frija
Chief Executive Officer
(principal executive officer, principal financial and principal accounting officer)

Dated: May 17, 2019
22