Form 10-Q
period 2019-06-30
VPR Brands, LP.
filed 2019-08-13
CIK 1376231

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54435

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

☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of the registrant’s common units representing limited partner interests outstanding as of August 13, 2019 was 86,554,634.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes forward-looking statements that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “aim,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and future events and financial trends that we believe may affect our financial condition, results of operation, business strategy and financial needs.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I, Item 1A, Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission.

Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “VPR Brands” the “Company,” “we,” “our,” “us,” and similar terms refer to VPR Brands, LP, a Delaware corporation.

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash	$-	$58,323
Accounts receivable, net	300,110	217,902
Inventory, net	563,577	413,289
Right to use asset	39,598	-
Vendor deposits	118,387	42,791
Prepaid expenses	22,000
Deposits	16,780	16,780
Total current assets	1,060,452	749,085

Property and Equipment, net	3,458	8,500
Intangible Assets, net	3,734	9,624
Total assets	$1,067,644	$767,209

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$146,032	$298,519
Customer deposits	5,000	1,451
Right to use liability	31,312	-
Notes payable	450,219	640,688
Note payable-related parties	286,388	385,044
Convertible notes payable	1,025,000	25,000
Total current liabilities and total liabilities	1,943,951	1,350,702

Partners' Deficit:
Common units - 86,554,634 and 85,975,911 units issued and
outstanding, respectively	8,050,614	8,015,891
Accumulated deficit	(8,926,921)	(8,599,384)
Total partners' deficit	(876,307)	(583,493)
Total liabilities and partners' deficit	$1,067,644	$767,209

 The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues	$1,581,246	$1,214,786	$2,899,295	$2,215,948
Cost of Sales	1,025,023	607,378	1,804,050	1,141,835
Gross profit	556,223	607,408	1,095,245	1,074,113

Operating Expenses:
Selling, General and Administrative	594,732	486,618	1,159,337	940,499
Total operating expenses	594,732	486,618	1,159,337	940,499

Net Operating (Loss) Income	(38,509)	120,790	(64,092)	133,614

Other Income (Expense):
Interest expense	(150,344)	(115,380)	(263,445)	(180,611)
Loss on extinguishment of debt	-	(84,279)	-	(329,113)
Change in fair value of derivative liability	-	47,342	-	195,163
Total other expense, net	(150,344)	(152,317)	(263,445)	(314,561)

Net Loss	$(188,853)	$(31,527)	$(327,537)	$(180,947)

Loss Per Common Unit - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-Average Common Units Outstanding - Basic and Diluted	86,554,634	78,301,635	86,554,634	74,604,571

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Accumulated	Total
	Number	Amount	Deficit	Partners' Deficit
Six Months Ended June 30, 2018
Balance at December 31, 2017	68,604,686	$6,794,002	$(7,625,644)	$(831,642)
Conversion of convertible debt into common units	6,724,526	536,873	-	536,873
Net loss	-	-	(149,420)	(149,420)
Balance at March 31, 2018	75,329,212	7,330,875	(7,775,064)	(444,189)
Conversion of convertible debt into common units	5,725,507	314,239	-	314,239
Net loss	-	-	(31,527)	(31,527)
Balance at June 30, 2018	81,054,719	$7,645,114	$(7,806,591)	$(161,477)

Six Months Ended June 30, 2019
Balance at December 31, 2018	85,975,911	$8,015,891	$(8,599,384)	$(583,493)
Stock-based compensation	578,723	34,723	-	34,723
Net loss	-	-	(138,684)	(138,684)
Balance at March 31, 2019	86,554,634	8,050,614	(8,738,068)	(687,454)
Net loss	-	-	(188,853)	(188,853)
Balance at June 30, 2019	86,554,634	$8,050,614	$(8,926,921)	$(876,307)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(327,537)	$(180,947)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	10,932	10,965
Stock-based compensation	34,723	36,000
Non-cash interest	-	180,611
Loss on extinguishment of debt	-	329,113
Gain on derivative liability	-	(195,163)
Changes in operating assets and liabilities:
Inventory	(150,288)	(62,249)
Vendor deposits	(75,596)	(127,173)
Prepaid expenses	(22,000)	-
Accounts receivable	(82,208)	(98,144)
Customer deposits	3,549	20,302
Right to use asset and obligation	(8,286)	-
Accounts payable and accrued expenses	(152,487)	(92,453)
Net cash used in operating activities	(769,198)	(179,138)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	1,000,000	-
Proceeds from notes payable	200,000	600,005
Payments of notes payable	(489,125)	(470,165)
Net cash provided by financing activities	710,875	129,840

Decrease in Cash	(58,323)	(49,298)
Cash - Beginning of the Period	58,323	56,640
Cash - End of the Period	$(0)	$7,342

Supplemental Cash Flow Information:
Interest paid in cash	$263,449	$180,611
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activities:
Conversion of convertible debt into common units	$-	$450,000
Common Units issued in connection with debt conversion	$-	$12,450,033
Operating lease right-of-use assets obtained in exchange for operating lease liability	$87,114	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of June 30, 2019 and December 31, 2018, the Company had recorded allowance for bad debt of $49,056.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of $70,582.

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

The Company, effective January 1, 2019 has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow the Company to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,728,833 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the six months ended June 30, 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $327,537 for the six months ended June 30, 2019 and has an accumulated deficit of $8,926,921 and a working capital deficit of $883,499 at June 30, 2019. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The note was paid in full during the six months ended June 30, 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The May 2018 Sunshine Note was paid in full during the six months ended June 30, 2019.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The balance of the note as of June 30, 2019 was $14,999.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (“HCMC”) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of June 30, 2019 was $435,720.

The following is a summary of notes payable activity for the six months ended June 30, 2019:

Balance at December 31, 2018	$640,688
Repayments of principal	(190,469)
Balance at June 30, 2019	$450,219

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. This note was fully repaid as of June 30, 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. This note was fully repaid as of June 30, 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. This note was fully repaid as of June 30, 2019.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The balance of the note as of June 30, 2019 was $7,356.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The balance of the note as of June 30, 2019 was $16,835.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The balance of the note as of June 30, 2019 was $51,265.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The December 2018 Frija Note is unsecured. The balance of the note as of June 30, 2019 was $49,267.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.   The balance of the note as of June 30, 2019 was $64,722.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of June 30, 2019 was $96,943.

The following is a summary of notes payable – related parties activity for the six months ended June 30, 2019:

Balance at December 31, 2018	$385,044
New borrowings	100,000
Repayments of principal	(198,656)
Balance at June 30, 2019	$286,388

NOTE 6: CONVERTIBLE NOTES PAYABLE

Acquisition Note

In connection with the business acquisition, there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note holder sold the Acquisition Note to DiamondRock, LLC.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of June 30, 2019 and December 31, 2018, the balance outstanding was $25,000, of which $625 is included in accrued interest as of June 30, 2019.

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Brikor Note”) to Brikor LLC (“Brikor”). The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption will be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of June 30, 2019 and December 31, 2018 was $200,000. Interest expense for six months ended June 30, 2019 totaled $13,315, of which $1,315 is included in accrued interest as of June 30, 2019.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of June 30, 2019 and December 31, 2018 was $200,000. Interest expense for six months ended June 30, 2019 totaled approximately $13,315, of which $15 is included in accrued interest as of June 30, 2019.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  The balance of the note as of June 30, 2019 and December 31, 2018 was $200,000. Interest expense for six months ended June 30, 2019 totaled approximately $13,315, of which $1,315 is included in accrued interest as of June 30, 2019.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of June 30, 2019 and December 31, 2018 was $200,000. Interest expense for six months ended June 30, 2019 totaled approximately $12,000, of which $715 is included in accrued interest as of June 30, 2019.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of June 30, 2019 and December 31, 2018 was $200,000. Interest expense for six months ended June 30, 2019 totaled approximately $12,822, of which $222 is included in accrued interest as of June 30, 2019.

The following is a summary of convertible notes payable activity for the six months ended June 30, 2019:

Balance at December 31, 2018	$ 25,000
New borrowings	1,000,000
Balance at June 30, 2019	$1,025,000

NOTE 7: PARTNERS’ DEFICIT

During the six months ended June 30, 2019, the Company granted 578,724 common units to board members and consultants. The Company recorded the fair value of the units of $34,723, based on the closing price of the units on the grant date, as compensation expense for the six months ended June 30, 2019.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

The Company recorded a right to use obligation equal to the present value of remaining payments of minimum required lease payments which totaled $31,312 as of June 30, 2019, all of which is payable within one year.

The Company amortized $47,516 of the right to use asset during the six months ended June 30, 2019.

Rent expense for the six months ended June 30, 2018 was $52,806.

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

NOTE 9: CONCENTRATION OF CREDIT RISK

Five customers accounted for approximately 13%, 14%, 15%, 18%, and 23%, respectively, as of total customer receivables as of June 30, 2019.

NOTE 10: SUBSEQUENT EVENTS

On July 5, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “July 2019 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and the July 2019 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 5, 2020. The July 2019 Frija Note is unsecured.

On July 29, 2019, the Company entered into a Loan Agreement (the “Loan Agreement”) dated July 15, 2019 with Lendistry, LLC (“Lendistry”). Pursuant to the terms of the Loan Agreement, Lendistry agreed to loan the Company $250,000. In exchange, the Company agreed to pay Lendistry $250,000, in addition to interest payable on the unpaid principal, such that the aggregate amount due to Lendistry is $312,500 (the “Final Loan Amount”). The Final Loan Amount must be repaid by July 25, 2020.  Pursuant to the terms of the Loan Agreement, the Company agreed to remit the Final Loan Amount to Lendistry as follows: (1) through the debit of a deposit account established by the Company in the amount of $1,240 weekly, and (2) by authorizing and directing a processor acceptable to Lendistry to pay Lendistry each day an amount of cash equal to 11% of all receivables arising from credit card payments by the Company’s customers.

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

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenues

Our revenue for the three months ended June 30, 2019 and 2018 was $1,581,246 and $1,214,786, respectively. The increase is a result of increased marketing and advertising efforts.

Cost of Sales

Cost of sales for the three months ended June 30, 2019 and 2018 was $1,025,023 and $607,738, respectively. The increase is a result of the increased sales during the current year. Gross margin decreased from 50% to 35% due to a higher mix of private label and distributor orders sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $594,732 as compared to $486,618 for the three months ended June 30, 2018. The increase in expenses is primarily due to increased marketing and advertising efforts.

Other Income (Expense)

Net other expenses decreased to $150,344 for the three months ended June 30, 2019 as compared to $152,317 for the three months ended June 30, 2018. Interest expense increased from $115,380 in 2018 to $150,344 in 2019 due to increased debt, offset by derivative expense of $47,342 in 2018 and a loss on extinguishment of debt of $84,279 incurred in 2018.

Net Loss

Net loss for the three months ended June 30, 2019 was $188,853 compared to a net loss of $31,527 for the three months ended June 30, 2018.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenues

Our revenue for the six months ended June 30, 2019 and 2018 was $2,899,295 and $2,215,948, respectively. The increase was is a result of increased marketing and advertising efforts.

Cost of Sales

Cost of sales for the six months ended June 30, 2019 and 2018 was $1,804,050 and $1,141,835, respectively. The increase is a result of the increased sales during the current year. Gross margin decreased from 48% to 38% due to a higher mix of private label and distributor orders sales.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $1,159,337 as compared to $940,499 for the six months ended June 30, 2018. The increase in expenses is primarily due to increased marketing and advertising efforts.

Other Income (Expense)

Net other expenses increased to $263,445 for the six months ended June 30, 2019 as compared to $314,561 for the six months ended June 30, 2018. Interest expense increased from $180,611 in 2018 to $263,445 in 2019 due to increased debt, offset by derivative income of $195,163 in 2018 and a loss on extinguishment of debt of $329,113 incurred in 2018.

Net Loss

Net loss for the six months ended June 30, 2019 was $327,537 compared to a net loss of $180,947 for the six months ended June 30, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $769,198 for the six months ended June 30, 2019 as compared to $179,138 used in six months ended June 30, 2018. The increased use of cash is primarily the result of an increase in net loss of $146,590, an increase in accounts receivable of $82,208, an increase in inventory of $150,288, an increase in vendor deposits of $75,596, and a decrease in accounts payable of $152,487, offset by non-cash expense for stock compensation of $34,723 and depreciation of $10,932.

During the six months ended June 30, 2019, the Company received $1,000,000 of proceeds from the issuance of convertible debt, received $200,000 from the issuance of notes payable, and repaid $489,125 of principal on notes payable. During the six months ended June 30, 2018, the Company received $600,005 of proceeds from the issuance of notes payable, and repaid $470,165 of principal on notes payable.

Assets

At June 30, 2019 and December 31, 2018, we had total assets of $1,067,644 and $767,209, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2019 the Company’s inventory was increased by approximately $150,000 as a result of additional purchases for new products, accounts receivable increased by approximately $82,000 from increased sales, vendor deposits increased by $75,596, and we recorded a right-to-use asset of $39,598 as a result of implementing new lease accounting guidance effective January 1, 2019.

Liabilities

At June 30, 2019 and December 31, 2018, we had total liabilities of $1,943,951 and $1,350,702, respectively. The increase was primarily due to the issuance of convertible debt and notes payable in 2019, offset by the repayment of existing notes payable and decrease in accounts payable, offset by the right to use obligation of $31,312.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal proceedings in the normal course of its business. As of June 30, 2019, there are no material pending legal proceedings (or material proceedings known to be contemplated), other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2018. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2019	VPR BRANDS, LP

By: /s/ Kevin Frija
Kevin Frija Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)