Form 10-Q
period 2019-09-30
VPR Brands, LP.
filed 2019-11-12
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

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

[X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 12, 2019:
Common Units, No par value	87,656,632 Units

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

You should read thoroughly this Quarterly Report on Form 10-Q and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this Quarterly Report on Form 10-Q, in the risk factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our other filings with the Securities and Exchange Commission.

Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this Quarterly Report on Form 10-Q, the terms “VPR Brands,” the “Company,” “we,” “our,” “us,” and similar terms refer to VPR Brands, LP, a Delaware limited partnership.

The information which appears on our website www.vprbrands.com is not part of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2019	2018

ASSETS

Current Assets:
Cash	$26,872	$58,323
Accounts receivable, net	244,084	217,902
Inventory, net	669,197	413,289
Vendor deposits	248,778	42,791
Prepaid expenses	22,000	-
Deposits	16,780	16,780
Total current assets	1,227,711	749,085

Property and equipment, net	938	8,500
Right to use asset	15,840	-
Intangible assets, net	789	9,624
Total assets	$1,245,278	$767,209

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$97,048	$298,519
Customer deposits	5,000	1,451
Right to use liability	7,397	-
Due to related party	10,208	-
Notes payable	837,529	640,688
Note payable-related parties	242,334	385,044
Convertible notes payable	1,025,000	25,000
Total current liabilities and total liabilities	2,224,516	1,350,702

Partners’ Deficit:

Common units – 87,656,632 and 85,975,911 units issued and outstanding, respectively	8,100,204	8,015,891
Accumulated deficit	(9,079,442)	(8,599,384)
Total partners’ deficit	(979,238)	(583,493)
Total liabilities and partners’ deficit	$1,245,278	$767,209

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$1,435,063	$1,271,317	$4,334,358	$3,487,265
Cost of Sales	824,429	877,129	2,628,479	2,018,964
Gross profit	610,634	394,188	1,705,879	1,468,301

Operating Expenses:
Selling, general and administrative	675,648	374,751	1,834,985	1,315,250
Total operating expenses	675,648	374,751	1,834,985	1,315,250

Net Operating Income	(65,014)	19,437	(129,106)	153,051

Other (Expense) Income:
Interest expense	(41,519)	(128,933)	(195,214)	(309,544)
Interest expense- related parties	(45,988)	(17,209)	(155,738)	(17,209)
Loss on extinguishment of debt	-	-	-	(329,113)
Change in fair value of derivative liability	-	5,987	-	201,150
Total other expense, net	(87,507)	(140,155)	(350,952)	(454,716)

Net Loss	$(152,521)	$(120,718)	$(480,058)	$(301,665)

Loss Per Common Unit - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted-Average Common Units Outstanding - Basic and Diluted	87,105,633	81,054,151	86,740,319	77,075,151

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Accumulated	Total
	Number	Amount	Deficit	Partners’ Deficit
Nine Months Ended September 30, 2018
Balance at December 31, 2017	68,604,686	$6,794,002	$(7,625,644)	$(831,642)
Conversion of convertible debt into common units	6,724,526	536,873	-	536,873
Net loss	-	-	(149,420)	(149,420)
Balance at March 31, 2018	75,329,212	7,330,875	(7,775,064)	(444,189)
Conversion of convertible debt into common units	5,725,507	314,239	-	314,239
Net loss	-	-	(31,527)	(31,527)
Balance at June 30, 2018	81,054,719	7,645,114	(7,806,591)	(161,477)
Net loss	-	-	(120,718)	(120,718)
Balance at September 30, 2018	81,054,719	$7,645,114	$(7,927,309)	$(282,195)

Nine Months Ended September 30, 2019
Balance at December 31, 2018	85,975,911	$8,015,891	$(8,599,384)	$(583,493)
Stock-based compensation	578,723	34,723	-	34,723
Net loss	-	-	(138,684)	(138,684)
Balance at March 31, 2019	86,554,634	8,050,614	(8,738,068)	(687,454)
Net loss	-	-	(188,853)	(188,853)
Balance at June 30, 2019	86,554,634	8,050,614	(8,926,921)	(876,307)
Common stock issued to employees	1,101,998	49,590	-	49,590
Net loss	-	-	(152,521)	(152,521)
Balance at September 30, 2019	87,656,632	$8,100,204	$(9,079,442)	$(979,238)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(480,058)	$(301,665)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	16,397	16,350
Stock-based compensation	84,313	36,000
Non-cash interest	-	269,358
Loss on extinguishment of debt	-	329,113
Gain on derivative liability	-	(201,150)
Changes in operating assets and liabilities:
Inventory	(255,908)	(165,062)
Vendor deposits	(205,987)	(221,792)
Prepaid expenses	(22,000)	-
Accounts receivable	(26,182)	(38,833)
Customer deposits	3,549	3,500
Right to use asset and obligation	(8,443)	-
Accounts payable and accrued expenses	(191,263)	(23,239)
Net cash used in operating activities	(1,085,582)	(297,420)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	1,000,000	-
Proceeds from notes payable	782,000	1,065,022
Payments of notes payable	(727,869)	(630,428)
Net cash provided by financing activities	1,054,131	434,594

Change in Cash	(31,451)	137,174
Cash - Beginning of the Period	58,323	56,640
Cash - End of the Period	$26,872	$193,814

Supplemental Cash Flow Information:
Interest paid in cash	$300,990	$309,544
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activities:
Conversion of convertible debt into common units	$-	$450,000
Common units issued in connection with debt conversion	$-	$12,450,033
Operating lease right-of-use assets obtained in exchange for operating lease liability	$87,114	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2019 and December 31, 2018, the Company had recorded allowance for bad debt of $49,056.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2019 and December 31, 2018, the Company had recorded a provision for obsolescence of $70,679.

Leases

In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amended several aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per share in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,728,833 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $480,058 for the nine months ended September 30, 2019 and has an accumulated deficit of $9,079,442 and a working capital deficit of $996,805 at September 30, 2019. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The note was paid in full during the nine months ended September 30, 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The May 2018 Sunshine Note was paid in full during the nine months ended September 30, 2019.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The August 2018 Sunshine Note was paid in full during the nine months ended September 30, 2019.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of September 30, 2019 was $384,990.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2020. The Lendistry Note is unsecured. The balance of the note as of September 30, 2019 was $228,662.

On September 13, 2019, the Company issued a promissory note in the principal amount of $95,000 (“BlueVine Note”) to BlueVine Capital, Inc. The principal amount due under the BlueVine Note bears interest at the rate of 27% per annum, and requires weekly payments of $4,062 until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 13, 2020. The BlueVine Note is unsecured. The balance of the note as of September 30, 2019 was $86,877.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of September 30, 2019 was $100,000.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of September 30, 2019 is $37,000.

The following is a summary of notes payable activity for the nine months ended September 30, 2019:

Balance at December 31, 2018	$640,688
New issuances	482,000
Repayments of principal	(285,159)
Balance at September 30, 2019	$837,529

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. This note was fully repaid as of September 30, 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. This note was fully repaid as of September 30, 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. This note was fully repaid as of September 30, 2019.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The note was fully repaid as of September 30, 2019.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The note was fully repaid as of September 30, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The balance of the note as of September 30, 2019 was $25,296.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The December 2018 Frija Note is unsecured. The balance of the note as of September 30, 2019 was $20,818.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured. The balance of the note as of September 30, 2019 was $41,654.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of September 30, 2019 was $75,548.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of September 30, 2019 was $79,018.

The following is a summary of notes payable – related parties activity for the nine months ended September 30, 2019:

Balance at December 31, 2018	$385,044
New borrowings	300,000
Repayments of principal	(442,710)
Balance at September 30, 2019	$242,334

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of September 30, 2019 and December 31, 2018 the balance outstanding was $25,000.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of September 30, 2019 and December 31, 2018 was $200,000. Interest expense for nine months ended September 30, 2019 totaled $23,000, of which $1,300 is included in accrued interest as of September 30, 2019.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of September 30, 2019 and December 31, 2018 was $200,000. Interest expense for nine months ended September 30, 2019 totaled approximately $23,000.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). The balance of the note as of September 30, 2019 and December 31, 2018 was $200,000. Interest expense for nine months ended September 30, 2019 totaled approximately $23,000, of which $1,300 is included in accrued interest as of September 30, 2019.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of September 30, 2019 and December 31, 2018 was $200,000. Interest expense for nine months ended September 30, 2019 totaled approximately $18,000.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of September 30, 2019 and December 31, 2018 was $200,000. Interest expense for nine months ended September 30, 2019 totaled approximately $23,000.

The following is a summary of convertible notes payable activity for the nine months ended September 30, 2019:

Balance at December 31, 2018	$25,000
New borrowings	1,000,000
Balance at September 30, 2019	$1,025,000

NOTE 7: PARTNERS’ DEFICIT

During the nine months ended September 30, 2019, the Company granted 1,680,721 common units to board members, employees and consultants. The Company recorded the fair value of the units of $84,313, based on the closing price of the units on the grant dates, as compensation expense for the nine months ended September 30, 2019.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

The Company recorded a right to use obligation equal to the present value of remaining payments of minimum required lease payments which totaled $7,397 as of September 30, 2019, all of which is payable within one year.

The Company amortized $71,275 of the right to use asset during the nine months ended September 30, 2019.

Rent expense for the nine months ended September 30, 2018 was $85,865.

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

NOTE 9: CONCENTRATION OF CREDIT RISK

Five customers accounted for approximately 15%, 18%, 24% and 28%, respectively, as of total customer receivables as of September 30, 2019.

NOTE 10: RELATED PARTY TRANSACTIONS

The Company has issued notes payable to various related parties. See note 5.

During the nine months ended September 30, 2019, an officer and shareholder of the Company paid expenses on behalf of the Company totaling $10,208, which is reflected as due to relate party on the accompanying condensed balance sheet a of September 30, 2019.

NOTE 11: SUBSEQUENT EVENTS

On October 7, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “October 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the October 2019 Note bears interest at the rate of 24% per annum, and the October 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on October 7, 2020. The October 2019 Note is unsecured.

On November 8, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “November 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the November 2019 Note bears interest at the rate of 24% per annum, and the November 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 8, 2020. The November 2019 Note is unsecured.

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

Overview

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents (the “Patents”) which are the basis for our efforts to:

●	Design, market and distribute a line of e liquids under the “HELIUM” brand;

●	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers;

●	Prosecute and enforce our patent rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenues

Our revenue for the three months ended September 30, 2019 and 2018 was $1,435,063 and $1,271,317, respectively. The increase was is a result of increased marketing and advertising efforts.

Cost of Sales

Cost of sales for the three months ended September 30, 2019 and 2018 was $824,429 and $877,129, respectively. The decrease is a result of increased gross margins due to a higher mix of company branded sales, which have higher margins than private label sales.

Operating Expenses

Operating expenses for the three months Ended September 30, 2019 were $675,648 as compared to $374,751 for the three months ended September 30, 2018. The increase in expenses is primarily due to increased marketing and advertising efforts.

Other Income (Expense)

Net other expenses decreased to $87,507 for the three months ended September 30, 2019 as compared to $140,155 for the three months ended September 30, 2018. Interest expense decreased from $146,142 in 2018 to $87,507 in 2019 due to increased debt, offset by derivative income of $5,987 in 2018.

Net Loss

Net loss for the three months ended September 30, 2019 was $152,521 compared to a net loss of $120,718 for the three months ended September 30, 2018.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenues

Our revenue for the nine months ended September 30, 2019 and 2018 was $4,334,358 and $3,487,265, respectively. The increase was is a result of increased marketing and advertising efforts.

Cost of Sales

Cost of sales for the nine months ended September 30, 2019 and 2018 was $2,628,479 and $2,018,964, respectively. Increase is a result of the increased sales during the current year. Gross margin decreased from 42% to 41% due to a higher mix of private labels sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $1,834,985 as compared to $1,315,250 for the nine months ended September 30, 2018. The increase in expenses is primarily due to increased marketing and advertising efforts.

Other Income (Expense)

Net other expenses decreased to $350,952 for the nine months ended September 30, 2019 as compared to $454,716 for the nine months ended September 30, 2018. Interest expense increased from $326,753 in 2018 to $350,952 in 2019 due to increased debt, offset by derivative income of $201,150 in 2018 and a loss on extinguishment of debt of $329,113 incurred in 2018.

Net Loss

Net loss for the nine months ended September 30, 2019 was $480,058 compared to a net loss of $301,665 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

The Company used cash in operating activities of $1,085,582 for nine months ended September 30, 2019 as compared to $297,420 used in nine months ended September 30, 2018. The increased use of cash is primarily the result of an increased net loss of $178,393, increase in accounts receivable of $26,182, an increase in inventory of $255,908, an increase in vendor deposits of $244,148, and a decrease in accounts payable of $191,263, offset by non-cash expense for stock compensation of $84,313 and depreciation of $16,397.

During the nine months ended September 30, 2019, the Company received $1,000,000 of proceeds from the issuance of convertible debt, received $782,000 from the issuance of notes payable, and repaid $727,869 of principal on notes payable. During the nine months ended September 30, 2018, the Company received $1,065,022 of proceeds from the issuance of notes payable, and repaid $630,428 of principal on notes payable.

Assets

At September 30, 2019 and December 31, 2018, we had total assets of $1,245,278 and $767,209, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2019 the Company’s inventory was increased by approximately $255,900 as a result of additional purchases for new products, accounts receivable increased by approximately $26,000 from increased sales, vendor deposits increased by $244,000, and we recorded a right-to-use asset of $15,840 as a result of implementing new lease accounting guidance effective January 1, 2019.

Liabilities

At September 30, 2019 and December 31, 2018, we had total liabilities of $2,224,516 and $1,350,702, respectively. The increase was primarily due to the issuance of convertible debt and notes payable in 2019, offset by the repayment of existing notes payable and decrease in accounts payable, offset by the right to use obligation of $7,397.

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

Going concern

As of September 30, 2019, the Company had a partners’ deficit of approximately $9,079,000. For the nine months ended September 30, 2019 the Company earned revenue of approximately $ 4.3 million and incurred a loss from operations of approximately $129,000.

The report of our independent registered public accounting firm on our financial statements for the years ended December 31, 2018 and 2017 contained an explanatory paragraph regarding our ability to continue as a going concern based upon our net losses.

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year.

As such, there is substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Remedial Efforts Related to the Material Weakness in Internal Control

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

●	We intend to establish an internal audit function and engage a public accounting firm to perform internal audit services under an outsourcing arrangement. We intend for the internal audit service provider to review the policies, procedures and systems to address the material weakness.

●	In addition to supervising all financial aspects of the Company, our Chief Financial Officer is also supervising our Information Technology (“IT”) functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

●	In furtherance of timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements and promoting the segregation of duties, we have (i) hired experienced accounting personnel and expect to hire additional experienced accounting personnel, (ii) hired staff to handle the increased workload associated with the reporting structure in place and continue to recruit additional staff in key areas including financial reporting and tax accounting as well as we have engaged temporary staff and (iii) hired consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

●	We have provided and will continue to provide training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics.

●	We have been conducting and continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

●	We have been formalizing the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

On November 8, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “November 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the November 2019 Note bears interest at the rate of 24% per annum, and the November 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 8, 2020. The November 2019 Note is unsecured.

The foregoing description of the November 2019 Note does not purport to be complete and is qualified in its entirety by reference to the November 2019 Note, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1*	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

Dated: November 12, 2019

