Form 10-K
period 2019-12-31
VPR Brands, LP.
filed 2020-06-09
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number: 000-54435

VPR BRANDS, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3001 Griffin Road, Ft. Lauderdale, FL	33312
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (954) 715-7001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

As of June 28, 2019, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $3,710,127. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant's voting and non-voting common units representing limited partner interests outstanding as of June 9, 2020 was 87,656,632.

Documents incorporated by reference: None

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

PART I

Item 1.

Our Business

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents which are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;
•	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;
•	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;
•	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and
•	Develop private label manufacturing programs.

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

When a user draws air through the electronic cigarette, the air flow is detected by a sensor, which activates a heating element that vaporizes the solution stored in the mouthpiece/cartridge, the solution is then vaporized and it is this vapor that is inhaled by the user. The cartridge contains either a nicotine solution or a nicotine-free solution, either of which may be flavored.

Personal vaporizers are similar in form and function to electronic cigarettes but typically have a larger form factor and are used to vaporize solutions that are not nicotine-based and may include flavors and or flavor combinations.

Medical vaporizers for cannabis use function similarly to electronic cigarettes and vaporizers but have unique design characteristics to enable patients to vape the different forms of cannabis. Generally, these forms are essential oils, concentrates, as well as dry herb. This results in a similar effect but it is cannabis concentrates being vaporized instead of nicotine liquid or a flavored cartridge, so the design has to be changed to vaporize these different textures.

Our Electronic Cigarettes, Personal Vaporizers, Medical Vaporizers for Cannabis Use

Electronic Cigarettes

We have developed a line of electronic cigarette e-liquids which are currently sold under the brand name “Helium.” We plan to develop a complete line of disposable and rechargeable electronic cigarettes and personal vaporizers. Our electronic cigarettes will be available in multiple sizes, puff counts, flavors and nicotine strengths.

Disposable electronic cigarettes feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine-free solution is depleted.

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

The U.S. Market for Electronic Cigarettes and Medical Cannabis Vaporizers

Electronic cigarettes are generally marketed as an alternative to traditional tobacco-burning cigarettes. Because electronic cigarettes offer a “smoking” experience without the burning of tobacco leaf, electronic cigarettes offer users the ability to satisfy their nicotine cravings without the byproducts of smoke, tar, ash or carbon monoxide. In many cases electronic cigarettes are not subject to the use prohibitions of tobacco-burning cigarettes and therefore, may be used in more places than conventional cigarettes. Certain states, cities, businesses, providers of transportation and public venues in the U.S. have already banned the use of electronic cigarettes, however, and others are considering banning the use of electronic cigarettes. We cannot provide any assurances that the use of electronic cigarettes will not be banned anywhere traditional tobacco-burning cigarette use is banned.

We believe that the market for medical and recreational cannabis products, including cannabis vape products, continues to expand as the legal climate within the U.S. has resulted in more states permitting recreational and/or medical cannabis use. Vape products are growing as a delivery device because they allow very convenient, effective and discrete ways of delivery that minimize, odor and exposure. Vape products also allow for the vaporization of all textures of cannabis, which allows for effective dosing. Currently, 33 U.S. states, plus the District of Columbia, have passed laws permitting their citizens to use medical cannabis. Eleven states and the District of Columbia permit the recreational use of cannabis by adults, and a number of states have also decriminalized the possession of small amounts of marijuana. Marijuana remains classified as a Schedule I controlled substance by the Drug Enforcement Agency (the “DEA”) and the U.S. Department of Justice (the “DOJ”) and therefore, it is illegal to grow, possess and consume cannabis under federal law. On September 27, 2018, however, the DEA announced that drugs, including “finished dosage formulations” of cannabidiol (“CBD”) and tetrahydrocannabinol (“THC”) below 0.1%, will be considered Schedule 5 drugs as long as the medications have been approved by the U.S. Food and Drug Administration. Also, under the 2018 Farm Bill or Agriculture Improvement Act of 2018, CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a THC concentration of less than 0.3%. THC and CBD are two natural compounds found in cannabis plants. THC is the main psychoactive compound in marijuana, while CBD is an antagonist to, and inhibits the physiological action to, THC. The Controlled Substances Act of 1910 (the “CSA”) bans cannabis-related businesses; the possession, cultivation and production of cannabis-infused products; and the distribution of cannabis and products derived from it. Furthermore, the U.S. Supreme Court has confirmed that the federal government has the right to regulate and criminalize cannabis, including for medical purposes, and that federal law criminalizing the use of cannabis preempts state laws that legalize its use.

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

It is unclear at this time what impact the Sessions Memo will have on the medical-use or recreational marijuana industry. During the January 2018 confirmation hearings of current Attorney General William Barr, Mr. Barr commented that he would not prosecute marijuana businesses operating within state law. Also, in April 2019, Mr. Barr stated that he would prefer that Congress enact legislation allowing states to legalize marijuana, rather than continuing the current approach under the which a growing number of states have ended cannabis prohibition in conflict with federal law.

In addition, pursuant to the current omnibus spending provisions approved by Congress, the DOJ was prohibited from using funds appropriated by Congress to prevent states from implementing their medical-use cannabis laws. This provision, however, is currently set to expire on September 30, 2020. There is no assurance that Congress will approve inclusion of a similar prohibition on DOJ spending in the appropriations bills for future years. Although we are not engaged in the purchase, sale, growth, cultivation, harvesting, or processing of marijuana products, strict enforcement of federal prohibitions regarding marijuana could irreparably harm our business, subject us to criminal prosecution and/or adversely affect the trading price of our securities. We cannot provide any assurances that federal regulations will not inhibit the growth, expansion, or legality of the cannabis movement which is highly interdependent in the growth of sales of our vaporizers.

Global Market

According to a February 2020 Grand View Research report, the global e-cigarette and vape market size was valued at $ 12.41 billion in 2019 and is expected to expand at a revenue-based estimated compound annual growth rate (CAGR) of 23.8% from 2020 to 2027. The market is expected to gain traction over the forecast period, owing to increasing product demand from millennials. The availability of a variety of e-cigarette options is anticipated to further fuel the product adoption.

In 2019, the World Health Organization (“WHO”) estimated that there were approximately seven million adults vaping or using e-cigarettes in 2016. According to the WHO, this number increased to 35 million by 2019. Euromonitor estimates that 55 million adults worldwide will be vaping by 2021, and noted that, as of 2018, there has been an increase of 28 million individuals vaping globally. According to Euromonitor, in 2014, the global vaping market was worth $18.4 billion. Euromonitor reports that by 2018, the market value had increased to $22.6 billion.

We believe that the largest markets for vaping products are the United Kingdom, Japan and the United States. According to a Vape Beat 2019 survey, e-cigarette users in Europe increased by 86% between 2013 and 2018, and of all the vapers in Europe, 2.8 million live in England. Of the vapers surveyed by Vape Beat, 37% previously smoked cigarettes, and 40% had not previously vaped or used e-cigarettes. The BBC reported in 2019 that Europe represented the biggest market for e-cigarettes, with approximately 2,000 vaping outlets.

Out of 3,000 vapers surveyed by Kantar in 2018, 21% purchased their supplies at online stores. The BBC also reported that nearly 50% of all flavored e-cigarettes being sold are fruit or cannabis flavored.

Distribution and Sales

The distribution and sales strategy for our products is tailored to the characteristics of each market, whether it be geographical, demographical, or genre (cannabis or e-liquid).

Our sales and distribution channels are:

•	Direct sales and distribution, where we have set up our own distribution directly to retailers.

•	Single independent distributors who are responsible for distribution within a single market.

•	Exclusive territory and exclusive channel distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas stations).

•	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

•	Internet/e-commerce sales, where we sell directly to end users through one of our internet websites and/or landing pages.

•	Distribution through online distributors that sell to an extensive network of resellers.

•	Distribution through dispensaries who are responsible for dispensing medical or recreational cannabis.

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

Our portfolio of electronic cigarette and personal vaporizer patents are the basis for our efforts to:

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

We design, develop and market electronic cigarette e-liquids sold under the Helium and KRAVE brand. Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes.

We design, develop, market and distribute a line of products oriented toward the cannabis markets, which is the HoneyStick brand of vaporizers and the Goldline CBD products.. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The original HoneyStick vaporizer placed second in the High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized.

Patent Rights

We are evaluating our options and conducting investigations to determine if our intellectual property is being infringed in the U.S. and if so, by whom. We are exploring legal options and strategies related to prosecuting infringers and pursuing available remedies.

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

We also face competition from manufacturers in China as they try to increase their U.S. presence by marketing directly to members within our supply and value chain similar products.

We may also face competition from other patent holders, including but not limited to, Imperial Tobacco Group Plc, Europe’s second-biggest tobacco company, who in September 2013 acquired a portfolio of electronic cigarette patents from Dragonite International Ltd. (formerly Ruyan Group Holdings Limited) for $75 million, as we attempt to negotiate and contract with other electronic cigarette companies to license our intellectual property.

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

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We own the following U.S. patent:

•	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012.

In addition, as a result of the acquisition of certain assets from Vapor Corp. (“Vapor”), the Company has acquired various trademarks and domains. The following is the list of trademarks:

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

The following are the website domains acquired:

Greenecig.com

Greenpuffer.com

Mrecig.com

Nicstics.com

Onedollarecig.com

Onedollarecigs.com

Smokeexchange.com

Smokegenius.com

www.vaporin.com

www.kraveit.com

www.vapehoneystick.com

www.ivaporx.com

Government Regulations

Tobacco Deemed Products

Pursuant to a December 2010 decision by the U.S. Court of Appeals for the District of Columbia Circuit, in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the U.S. Food and Drug Administration (the “FDA”) is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

The Tobacco Control Act also requires establishment, within the FDA’s new Center for Tobacco Products, of a Tobacco Products Scientific Advisory Committee to provide advice, information and recommendations with respect to the safety, dependence or health issues related to tobacco products.

The FDA had previously indicated that it intended to regulate e-cigarettes under the Tobacco Control Act through the issuance of “Deeming Regulations” that would include e-liquid, e-cigarettes, and other vaping products (collectively, “Deemed Tobacco Products”) under the Tobacco Control Act and subject to the FDA’s jurisdiction.

On May 10, 2016, the FDA issued the “Deeming Regulations” which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include e-liquid, e-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, e-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain e-liquids and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

●	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification (in December 2019, the federal minimum age for sale of tobacco products was raised from 18 to 21 years);

●	health and addictiveness warnings on product packages and in advertisements;

●	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;

●	registration with, and reporting of product and ingredient listings to, the FDA;

●	no marketing of new tobacco products prior to FDA review;

●	no direct and implied claims of reduced risk such as "light", "low" and "mild" descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●	payment of user fees;

●	ban on free samples; and

●	childproof packaging.

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of an substantial equivalence exemption determination. The Company cannot predict if any of the products in our product line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if the Company were to undertake obtaining premarket approval through any of the available pathways.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is no way to utilize the less onerous substantial equivalence or substantial equivalence exemption pathways that traditional tobacco corporation can utilize. In order to obtain premarket approval, practically all e-liquid, e-cigarettes or other vaping products would have to follow the PMTA pathway which would cost hundreds of thousands of dollars per application. Furthermore, the Deeming Regulations also effectively froze the U.S. market on August 8, 2016 since any new e-liquid, e-cigarette or other vaping product would be required to obtain an FDA marketing authorization though one of the aforementioned pathways. Deemed Tobacco Products that were on the market prior to August 8, 2016 have been provided with a grace period where such products can continue to be marketed until the May 12, 2020 PMTA submission deadline. Upon submission of a PMTA, such products would be permitted to be sold pending the FDA’s review of the submitted PMTAs, even if the May 12, 2020 deadline has passed.

In a press release dated July 28, 2017, the FDA also stated that “the FDA plans to issue foundational rules to make the product review process more efficient, predictable, and transparent for manufacturers, while upholding the agency’s public health mission. Among other things, the FDA intends to issue regulations outlining what information the agency expects to be included in PMTAs, Modified Risk Tobacco Product (“MRTP”) applications and reports to demonstrate Substantial Equivalence (“SE”). The FDA also plans to finalize guidance on how it intends to review PMTAs for ENDS. The agency also will continue efforts to assist industry in complying with federal tobacco regulations through online information, meetings, webinars and guidance documents”.

We are evaluating the potential returns associated with filing PMTAs for our products after the May 2020 expiration of the grace period. We estimate the cost associated with any future PMTA submission to be at least $750,000, which cost may vary based on several factors including the selection of contract research organizations to assist with the application process, as well as variable costs associated with scientific, market perception and clinical studies that may be required in connection with each PMTA. We plan to evaluate several factors before preparing and submitting any PMTA to the FDA, including, but not limited to the regulatory environment for our products and the availability of capital for the costs associated with each submission. No assurances may be given that we will submit any PMTAs to the FDA prior to the expiration of the grace period, or that any PMTA submitted to the FDA will be approved.

In addition to federal regulation, state and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-liquid, e-cigarettes and other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, vaping products may lose their appeal as an alternative to traditional cigarettes, which may have the effect of reducing the demand for the products.

The Company may be required to discontinue, prohibit or suspend sales of its e-liquid products in states that require us to obtain a retail tobacco license. If the Company is unable to obtain certain licenses, approvals or permits and if the Company is not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to the Company, then the Company may be required to cease sales and distribution of its e-liquid products to those states, which would have a material adverse effect on the Company’s business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold the Company may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on the Company’s business, results of operations and financial condition.

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

The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

●	the levying of substantial and increasing tax and duty charges;

●	restrictions or bans on advertising, marketing and sponsorship;

●	the display of larger health warnings, graphic health warnings and other labeling requirements;

●	restrictions on packaging design, including the use of colors and generic packaging;

●	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

●	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

●	requirements regarding testing, disclosure and use of tobacco product ingredients;

●	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

●	elimination of duty free allowances for travelers; and

●	encouraging litigation against tobacco companies.

If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the FCTC, the Company’s business, results of operations and financial condition could be materially and adversely affected.

European Union

On April 3, 2014, the European Union issued the “New Tobacco Product Directive” and is intended to regulate “tobacco products”, including cigarettes, roll-your-own tobacco, cigars and smokeless tobacco, and “electronic cigarettes and herbal products for smoking”, including e-cigarettes, e-liquid, refill containers, liquid holding tanks and e-liquid bottles sold directly to consumers. The New Tobacco Product Directive became effective May 20, 2016.

The New Tobacco Product Directive introduces a number of new regulatory requirements for e-cigarettes, e-liquid and other vaping products, which includes the following: (i) restricts the amount of nicotine that e-cigarettes and e-liquid can contain; (ii) requires e-cigarettes, e-liquid and refill containers to be sold in child and tamper-proof packaging and nicotine liquids to contain only “ingredients of high purity”; (iii) provides that e-cigarettes, e-liquid and other vaping products must deliver nicotine doses at “consistent levels under normal conditions of use” and come with health warnings, instructions for their use, information on “addictiveness and toxicity”, an ingredients list, and information on nicotine content; (iv) significantly restricts the advertising and promotion of e-cigarettes, e-liquid and other vaping products; and (v) requires e-cigarette, e-liquid and other vaping product manufacturers and importers to notify EU Member States before placing new products on the market and to report annually such to Member States (including on their sales volumes, types of users and their “preferences”). Failure to make annual reports to Member State Competent Authorities or to properly notify prior to a substantive change to an existing product or introduction of a new product could result in the Company’s inability to market or sell its products and cause material adverse effect on the Company’s business, results of operations and financial condition.

The New Tobacco Product Directive requires Member States to transpose into law New Tobacco Product Directive provisions by May 20, 2016. An “EU directive” requires Member States to achieve particular results. However, it does not dictate the means by which they do so. Its effect depends on how Member States transpose the New Tobacco Product Directive into their national laws. Member States may decide, for example, to introduce further rules affecting e-cigarettes, e-liquid and other vaping products (for example, age restrictions) provided that these are compatible with the principles of free movement of goods in the Treaty on the Functioning of the European Union. The Tobacco Product Directive also includes provisions that allow Member States to ban specific e-cigarettes, e-liquid and other vaping products or specific types of e-cigarettes, e-liquid and other vaping products in certain circumstances if there are grounds to believe that they could present a serious risk to human health. If at least three Member States impose a ban and it is found to be duly justified, the European Commission could implement a European Union wide ban. Similarly, the New Tobacco Product Directive provides that Member States may prohibit a certain category of tobacco, flavoring or related products on grounds relating to a specific situation in that Member State for public health purposes. Such measures must be notified to the European Commission to determine whether they are justified.

There are also other national laws in Member States regulating e-cigarettes, e-liquid and other vaping products. It is not clear what impact the new Tobacco Product Directive will have on these laws.

Canada

On September 27, 2017, Health Canada released a Notice to the Industry that portions of Bill S-5 related to the sale of vaping products that are marketed without health or therapeutic claims are to be enacted immediately upon Royal Assent. In effect, this both legitimizes the sale of vaping products within Canada and creates an initial regulatory framework. Health Canada has taken the stance that vaping products that are not marketed as therapeutic are to be considered consumer products and subject to the requirements of the Canada Consumer Product Safety Act (“CCPSA”). Under the CCPSA, there is a “general prohibition” on products that are classified as “very toxic” under the Consumer Chemicals and Containers Regulations, 2001 (“CCCR, 2001”). Health Canada has reviewed the toxicity of nicotine containing products and has determined that “vaping liquids containing equal to or more than 66 mg/ml (6.6%) nicotine meet the classification of "very toxic" under the CCCR, 2001 and will be prohibited from import, advertising or sale under Section 38 of the CCCR, 2001. None of the Company’s e-liquid products for sale fall under this classification of “very toxic” and are therefore able to be marketed for sale within Canada. Health Canada has also determined that products containing any nicotine that falls below the “very toxic” classification to be regulated as “toxic” under the CCCR, 2001. This classification requires the use of childproof packaging, specific labeling requirements and pictograms as outlined in the CCCR, 2001.

At present, the Company has made efforts to ensure that its e-liquid products that are being marketed in Canada are in full compliance with the recommendations of Health Canada and will expect no interruption to business upon Royal Ascent of Bill S-5.

Health Canada had also stated an intent to develop additional regulations under the authority of the CCPSA, however, at this time it is unclear what those additional regulations may be or how they will affect the Company’s business. If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the Bill S-5 or otherwise, the Company’s business, results of operations and financial condition could be materially and adversely affected.

Currently in Canada, electronic smoking products (i.e., electronic products for the vaporization and administration of inhaled doses of nicotine including electronic cigarettes, cigars, cigarillos and pipes, as well as cartridges of nicotine solutions and related products) fall within the scope of the Food and Drugs Act. All of these products require market authorization prior to being imported, advertised or sold in Canada. Market authorization is granted by Health Canada following successful review of scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of the health product. To date, no electronic smoking product has been authorized for sale by Health Canada.

In the absence of evidence establishing otherwise, an electronic smoking product delivering nicotine is regulated as a “new drug” under Division 8, Part C of the Food and Drug Regulations. In addition, the delivery system within an electronic smoking kit that contains nicotine must meet the requirements of the Medical Devices Regulations. Appropriate establishment licenses issued by Health Canada are also needed prior to importing, and manufacturing electronic cigarettes. Products that are found to pose a risk to health and/or are in violation of the Food and Drugs Act and related regulations may be subject to compliance and enforcement actions in accordance with the Health Products and Food Branch Inspectorate’s Compliance and Enforcement Policy (POL-0001). According to Health Canada regulations, it is not permissible to import, advertise or sell electronic smoking products without the appropriate authorizations, and persons that violate these regulations are subject to repercussions from Health Canada, including but not limited to, seizure of the products.

Since no scientific evidence demonstrating safety, quality and efficacy with respect to the intended purpose of e-cigarettes, e-liquid or other vaping products has been submitted to Health Canada to date, there is the possibility that in the future Health Canada may modify or retract the current prohibitions currently in place. However, there can be no assurance that the Company will be in total compliance, remain competitive, or financially able to meet future requirements and regulations imposed by Health Canada.

To date, Health Canada has not imposed any restrictions on e-cigarettes, e-liquid and other vaping products that do not contain nicotine. e-cigarettes, e-liquid and other vaping products that do not make any health claim and do not contain nicotine may legally be sold in Canada. Thus, vendors can openly sell nicotine-free e-cigarettes, e-liquid and other vaping products. However, there are vape shops operating throughout Canada selling e-cigarettes, e-liquid and other vaping products containing nicotine without any implications from Health Canada. e-cigarettes, e-liquid and other vaping products are subject to standard product regulations in Canada, including the Canada Consumer Product Safety Act and the Consumer Packaging and Labelling Act.

At present, neither the Tobacco Act (which regulates the manufacture, sale, labelling and promotion of tobacco products) nor the Tobacco Products Labelling Regulations (Cigarettes and Little Cigars) (which governs how cigarettes can be advertised and marketed) apply to e-cigarettes, e-liquid and other vaping products. The application of these federal laws to e-cigarettes, e-liquid and other vaping products would have a material adverse effect on the Company’s business, results of operations and financial condition.

Company’s Efforts to Mitigate Risks Associated with New and Evolving Regulation

The Company is constantly seeking to stay in compliance with all existing and reasonably expected future regulations. The Company, through its internal compliance team, market consultants and technicians and testing labs hopes to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all e-liquid products meet and exceed the standards set forth by each market’s regulatory body is of the highest concern for the Company. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for the Company’s success that these steps are taken and constantly kept up to date.

Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

CBD Products

The Company’s CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since the Company believes its CBD products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, the Company believes that its CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because the Company believes its CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that the Company would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that its CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of applicable law; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan 3 times in a 5-year period shall be ineligible to produce hemp for a period of 5 years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than 3 calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of applicable law; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that the Company’s CBD products are found to be in violation of these regulations, the Company may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Financing Transaction

The Equity Line

On February 19, 2020 (the “Execution Date”), the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with DiamondRock, LLC (the “Investor”) pursuant to which, upon the terms and subject to the conditions thereof, the Investor committed to purchase shares of the Company’s common units (the “Put Shares”) at an aggregate purchase price of up to $5,000,000 (the “Maximum Commitment Amount”) over the course of the commitment period.

Pursuant to the terms of the Equity Purchase Agreement, the commitment period will commence upon the initial effective date of the Form S-1 Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below and will end on the earlier of (i) the date on which the Investor has purchased Put Shares from the Company pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) the date on which there is no longer an effective registration statement for the Put Shares, (iii) 24 months after the initial effectiveness of the Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below, or (iv) written notice of termination by the Company to the Investor (which will not occur at any time that the Investor holds any of the Put Shares).

From time to time over the term of the Equity Purchase Agreement, commencing on the date on which a registration statement registering the Put Shares (the “Registration Statement”) becomes effective, the Company may, in its sole discretion, provide the Investor with a put notice (each a “Put Notice”) to purchase a specified number of the Put Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Equity Purchase Agreement. Within two trading days of the date that the Put Notice is deemed delivered (“Put Date”) pursuant to terms of the Equity Purchase Agreement, the Company shall deliver, or cause to be delivered, to the Investor, the estimated amount of Put Shares equal to the investment amount (“Investment Amount”) indicated in the Put Notice divided by the “Initial Pricing” per share, as such term is defined in the Equity Purchase Agreement (the “Estimated Put Shares”) as DWAC Shares. Within two trading days following the Put Date, the Investor shall pay the Investment Amount to the Company by wire transfer of immediately available funds.

At the end of the five trading days following the clearing date associated with the applicable Put Notice (“Valuation Period”), the purchase price (the “Purchase Price”) shall be computed as 85% of the average daily volume weighted average price of the Company’s common units during the Valuation Period and the number of Put Shares shall be determined for a particular put as the Investment Amount divided by the Purchase Price. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) initially delivered to the Investor is greater than the number of Put Shares (Investment Amount divided by Purchase Price) purchased by the Investor pursuant to such Put, then, within two trading days following the end of the Valuation Period, the Investor shall deliver to the Company any excess Estimated Put Shares associated with such put. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) delivered to the Investor is less than the Put Shares purchased by the Investor pursuant to a put, then within two trading days following the end of the Valuation Period the Company shall deliver to the Investor by wire transfer of immediately available funds equal to the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such put.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $25,000, and cannot exceed the lesser of (i) $250,000, or (ii) 150% of the average daily trading value of the common units in the five trading days immediately preceding the Put Notice.

In order to deliver a Put Notice, certain conditions set forth in the Equity Purchase Agreement must be met, as provided therein. In addition, the Company is prohibited from delivering a Put Notice if: (i) the sale of Put Shares pursuant to such Put Notice would cause the Company to issue and sell to the Investor, or the Investor to acquire or purchase, a number of shares of the Company’s common units that, when aggregated with all shares of common units purchased by the Investor pursuant to all prior Put Notices issued under the Equity Purchase Agreement, would exceed the Maximum Commitment Amount; or (ii) the issuance of the Put Shares would cause the Company to issue and sell to Investor, or the Investor to acquire or purchase, an aggregate number of shares of common units that would result in the Investor beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s common units (the “Beneficial Ownership Limitation”).

If the value of the Put Shares based on the Purchase Price determined for a particular put would cause the Company to exceed the Maximum Commitment Amount, then within two trading days following the end of the Valuation Period the Investor shall return to the Company the surplus amount of Put Shares associated with such put. If the number of the Put Shares (Investment Amount divided by Purchase Price) determined for a particular put exceeds the Beneficial Ownership Limitation, then within two trading days following the end of the Valuation Period the Investor shall return to the Company the surplus amount of Put Shares associated with such put.

Concurrently, the Company shall return within two trading days following the end of the respective Valuation Period to the Investor, by wire transfer of immediately available funds, the portion of the Investment Amount related to the portion of Put Shares exceeding the Beneficial Ownership Limitation.

Further pursuant to the Equity Purchase Agreement, the Company agreed that if the SEC declares the Registration Statement for the Put Shares effective, then during the 12 month period immediately following the date the SEC declares the Registration Statement for the Put Shares effective, upon any issuance by the Company or any of its subsidiaries of common units or common units equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), the Investor shall have the right to participate in up to an amount of the Subsequent Financing (that is not an “Exempt Issuance” as such term is defined in the Equity Purchase Agreement), equal to 50% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in such Subsequent Financing; provided, however, where (i) the person or persons through or with whom such Subsequent Financing is proposed to be effected will not agree to such participation by the Investor and (ii) the Investor will not agree to finance the total amount of such Subsequent Financing in lieu of the person or persons through or with whom such Subsequent Financing is proposed to be effected, the Investor shall have no right to participate in such Subsequent Financing.

Further pursuant to the Equity Purchase Agreement, the Company agreed to reserve a sufficient number of shares of its common units for the Investor pursuant to the Equity Purchase Agreement and all other contracts between the Company and the Investor.

Registration Rights Agreement

On the Execution Date, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company is obligated to file the Registration Statement to register the resale of the Put Shares. Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within 45 calendar days from the Execution Date, (ii) use reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), within 90 calendar days after the filing thereof, and (iii) use its reasonable best efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Put Shares have been sold thereunder or pursuant to Rule 144.

Pursuant to the Registration Rights Agreement, the Company agreed to pay all reasonable expenses, other than sales or brokerage commissions, incurred in connection with registrations, filings or qualifications pursuant to the Registration Rights Agreement, including, without limitation, all registration, listing and qualifications fees, printers and accounting fees, and fees and disbursements of counsel for the Company.

Corporate History

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

Under our partnership agreement, we are authorized to issue an unlimited number of partnership interests for the consideration and on the terms and conditions determined by Soleil Capital Management LLC, our General Partner, without the approval of the unitholders. We may also issue additional partnership interests that, as determined by its General Partner, may have rights to distributions or special voting rights to which the Common Units are not entitled. The Common Unitholders do not have preemptive rights under the partnership agreement to acquire additional Common Units or other partnership interests. As of the date hereof, 87,656,632 common units, no par value per unit, are issued and outstanding and no Class A preferred units, no par value per unit, are issued and outstanding.

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

The patents were originally valued based on number of units issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions, the Company has valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014, the Company determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result, the Company has written off the entire patent.

In April 2015, the Company issued 25,000 of the Company’s common units to Gordon Hung in exchange for services for the Company valued at $12,500.

On May 29, 2015, the Company, entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interests of the Company. The Private Placement was expected to occur in multiple tranches. For the first tranche, on June 4, 2015, the Company issued 10,000,000 common units to Mr. Frija at a purchase price of $0.01 per unit, resulting in gross proceeds of $100,000 to the Company. In subsequent tranches, Mr. Frija had the right to buy an additional 40,000,000 common units at a purchase price of $0.01 per unit. The Company expected to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement, which is expected to be completed by September 2016. No placement agent has participated in the Private Placement.

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

On December 9, 2015, Kevin Frija sold an aggregate of 9,000,000 of his Common Units at a sale price of $0.01 per unit (for an aggregate of $90,000) to Jacob Levy (1,000,000 units), Nissim Levy (1,000,000 units), Sara Morad (1,000,000 units), Yaron Edery (1,000,000 units), Barry Rub (2,000,000 units), Hannah Frija (2,000,000 units), and Ralph Frija (1,000,000 units).

On March 28, 2016, Mr. Frija exercised a right to buy 15,000,000 Common Units at a purchase price of $0.01 per unit, resulting in 15,000,000 Common Units issued to Mr. Frija in exchange for gross proceeds of $150,000 to the Company, pursuant to the terms of the Frija Share Purchase Agreement, leaving a balance of 25,000,000 Common Units to purchase at $0.01 per unit under the right to buy under the Frija Share Purchase Agreement.

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

Asset Purchase Agreement with Vapor Corp.

On July 29, 2016, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) between Vapor and the Company’s Chief Executive Officer, Kevin Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to the Company. The Vapor acquisition and the line of business was accounted for using the purchase method.

Securities Purchase Agreement with DiamondRock

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding common units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable.

If at any time while the Note is outstanding, the Company enters into a transaction structured in accordance with, based upon, or related or pursuant to, in whole or in part, Section 3(a)(10) of the Securities Act (covering certain exchange transactions), then a liquidated damages charge of 25% of the outstanding principal balance of the Note at that time will be assessed and will become immediately due and payable to DiamondRock, either in the form of cash payment or as an addition to the balance of the Note, as determined by mutual agreement of the Company and DiamondRock.

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

Termination of Certain Provisions of Share Purchase Agreements with Kevin Frija and Greg Pan

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

The Frija Termination Agreement operated to terminate, to the extent not already completed, all of the options, rights and obligations of the parties under Section 2 and Section 3 of the Frija SPA, which sections provided for the sale of up to 50,000,000 common units by the Company to Mr. Frija at a price of $0.01 per unit.

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

Agreement with MAPH Enterprises, LLC

On March 13, 2017, the Company entered into an agreement with MAPH Enterprises, LLC (“MAPH”) pursuant to which MAPH agreed to provide certain business advisory and consulting services in exchange for payment by the Company of $75,000 and the issuance by the Company of 600,000 restricted common units. The term of the agreement began on March 13, 2017 and ended on May 1, 2017.

Sale of Future Receivables

On November 30, 2017, the Company entered into a Purchase Agreement (the “Purchase Agreement”), dated November 16, 2017, with Orange Door Capital, LLC (“Orange Door”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to Orange Door all of the Company’s right, title and interest in and to $312,000 of the Company’s future receivables arising from electronic payments by the Company’s customers, in exchange for the payment by Orange Door to the Company of $240,000. Kevin Frija, the Company’s Chief Executive Officer and Chief Financial Officer and the majority unitholder of the Company, personally guaranteed the performance of all covenants and the truth and accuracy of all representations and warranties made by the Company in the Purchase Agreement.

Diamond Rock Loan

During 2017, the Company borrowed an additional $325,650 under the Diamond Rock loan agreement. Terms of the loan are the same as described in the acquisition note.

During the year ended December 31, 2018, the Diamond Rock converted a total of $660,000 into 17,371,225 common units of stock.

Notes Issued by the Company in 2018

On January 18, 2018, the Company issued a Promissory Note in the principal amount of $100,001 to Brikor, LLC, an unaffiliated third party. The principal amount due under the Promissory Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on January 18, 2019. The Promissory Note was unsecured and repaid in full in 2019.

On March 30, 2018, VPR Brands, LP the Company issued a Promissory Note in the principal amount of $100,001 to Guocheng Pan. Mr. Pan is a director of Soleil Capital Management LLC, the Company’s general partner. Mr. Pan also owns a significant percentage of the Company’s outstanding common units. The principal amount due under the Promissory Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on March 30, 2019. The Promissory Note was unsecured and repaid in full in 2019.

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on April 5, 2019. The Surplus Note was unsecured and repaid in full in 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2018 Frija Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on May 4, 2019. The May 2018 Frija Note was unsecured and repaid in full in 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on May 30, 2019. The May 2018 Sunshine Note was unsecured and repaid in full in 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on June 15, 2019. The June 2018 Frija-Hoff Note was unsecured and repaid in full in 2019.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2018 Frija Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on July 23, 2019. The July 2018 Frija Note was unsecured and repaid in full in 2019.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on August 16, 2019. The August 2018 Sunshine Note was unsecured and repaid in full in 2019.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on August 24, 2019. The August 2018 Hoff/Frija Note was unsecured and repaid in full in 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on December 12, 2019. The June 2018 Frija-Hoff Note was unsecured and repaid in full in 2019.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2018 Frija Note accrued interest at the rate of 24% per annum, permitted the Lender to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid and any unpaid principal amount accrued interest was due on December 3, 2019. The December 2018 Frija Note was unsecured and repaid in full in 2019.

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

Notes Issued by the Company in 2019

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 to Brikor LLC. The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

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

Frija Notes

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured. The balance of the February 2019 Frija Note as of December 31, 2019 was $12,798.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the June 2019 Frija/Hoff Note as of December 31, 2019 was $51,265.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the July 2019 Frija Note as of December 31, 2019 was $57,145.

On November 15, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “November 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the November 2019 Note bears interest at the rate of 24% per annum, and the November 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 15, 2020. The November 2019 Note is unsecured. The balance of the November 2019 Note as of December 31, 2019 was $90,646.

On December 9, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “December 9, 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 9, 2019 Note bears interest at the rate of 24% per annum, and the December 9, 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 9, 2020. The December 9, 2019 Note is unsecured. The balance of December 9, 2019 Note as of December 31, 2019 was $95,392.

On December 16, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “December 16, 2019 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 16, 2019 Note bears interest at the rate of 24% per annum, and the December 16, 2019 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 16, 2020. The December 16, 2019 Note is unsecured. The balance of December 16, 2019 Note as of December 31, 2019 was $100,001.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “January 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 2020 Note bears interest at the rate of 24% per annum, and the January 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The January 2020 Note is unsecured.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “February 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2020 Note bears interest at the rate of 24% per annum, and the February 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Note is unsecured.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured.

Employees

As of June 9, 2020, we had 12 employees . None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. There are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such legal proceedings contemplated or threatened.

Properties

Our corporate offices and warehouse are located at 3001 Griffin Road, Lauderdale, Florida 33312. This location is approximately 9,819 square feet and expires on October 15, 2024. Terms of the lease provide for a base rent payment of $11,100 per month and an increase of 3% annually.

We believe that these facilities are adequate for our current and near-term future needs.

Item 1A.	Risk Factors

Various portions of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this report. These risk factors are not presented in the order of importance or probability of occurrence. For purposes of these risk factors, the term “electronic cigarettes” is deemed to include “vaporizers.”

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended December 31, 2019 and 2018, we reported net losses of $1,179,010 and $973,740, respectively, and negative cash flow from operating activities of $1,342,578 and $227,390, respectively. As of December 31, 2019, we had an aggregate accumulated deficit of approximately $9,778,394 and negative working capital of $1,704,753. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions, accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

As a result of these net losses and cash flow deficits and other factors, our independent auditors issued audit opinions with respect to our financial statements for the two years ended December 31, 2019 that indicated that there is a substantial doubt about our ability to continue as a going concern.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common units issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

The novel coronavirus (COVID-19) pandemic could have a material adverse effect on our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of our products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels, both within the United States and in any country where we conduct business. There can be no assurance that we, or our independent distributors, will be in compliance with all of these regulations. A failure by us or our distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for us and/or our principals, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to us or our principals. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales, and may adversely affect the marketing of our products, resulting in decreases in revenue.

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

We are subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. We cannot predict with certainty the outcome of these claims and there can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over e-products or the regulation of our products, as the regulatory regimes surrounding these products develop.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with e-products we sell, which could have a material adverse effect on our business, results of operations and financial condition.

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

We have a portfolio of issued U.S. and Chinese patents, however we cannot provide any assurances that our patents will not be challenged and if challenged, will be upheld and deemed valid. Furthermore our efforts to enforce our patent may be costly and there can be no assurances that should we seek to prosecute and enforce our patents, that we will be victorious and even if we are victorious, we cannot provide assurances that our efforts would result in damages, licensing fees or removing the infringing products from the market. Moreover, if we are not able to retain counsel on a contingency basis, we may be unable to pursue prosecution of the infringers of our patents.

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

Third parties may claim that we infringe their intellectual property and trademark rights.

Competitors in our markets may claim that we infringe their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages.

Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on the public perception of the Company. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

Our distributors’ and customers’ perception of the safety and quality of our products or even similar products distributed by others can be significantly influenced by national media attention, publicized scientific research or findings, product liability claims and other publicity concerning our products or similar products distributed by others. Adverse publicity, whether or not accurate, that associates consumption of our products or any similar products with illness or other adverse effects, will likely diminish the public’s perception of our products. Claims that any products are ineffective, inappropriately labeled or have inaccurate instructions as to their use, could have a material adverse effect on the market demand for our products, including reducing our sales and revenue.

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

We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

We compete in a market that relies on innovation and the ability to react to evolving consumer preferences. The smoke accessories industry in particular is subject to changing consumer trends, demands and preferences. Therefore, products once favored may over time become disfavored by consumers or no longer perceived as the best option. Consumers in the market have demonstrated a high degree of brand loyalty, but producers must continue to adapt their products in order to maintain their status among these customers as the market evolves. Trends within the industry change often and our failure to anticipate, identify or react to changes in these trends could, among other things, lead to reduced demand for our products. Factors that may affect consumer perception of our products include health trends and attention to health concerns associated with vaping, price-sensitivity in the presence of competitors’ products or substitute products and trends in favor of new products that are currently being researched and produced by participants in our industry.

We are subject to significant product liability litigation.

The tobacco industry has experienced, and continues to experience, significant product liability litigation. Most tobacco liability lawsuits have been brought against manufacturers and sellers of cigarettes by individual plaintiffs, often participating on a class-action basis, for injuries allegedly caused by cigarette smoking or by exposure to cigarette smoke. However, several lawsuits have also been brought against manufacturers and sellers of smokeless products for injuries to health allegedly caused by use of smokeless products. In addition to the risks to our business, results of operations and financial condition resulting from adverse results in any such action, ongoing litigation may divert management’s attention and resources, which could have an impact on our business and operations. We cannot predict with certainty the outcome of these claims and there can be no assurance that we will not sustain losses in connection with such lawsuits and that such losses will not have a material adverse effect on our business, results of operations and financial condition.

As a result of their relative novelty, electronic cigarette and vaporizer product manufacturers and sellers have only recently become subject to litigation. We may see increasing litigation over e-products or the regulation of our products, as the regulatory regimes surrounding these products develop.

As a result, we may face substantial costs due to increased product liability litigation relating to new regulations or other potential defects associated with e-products we sell, which could have a material adverse effect on our business, results of operations and financial condition.

If we are the subject of future product defect or liability suits, our business will likely fail.

In the course of our planned operations, we may become subject to legal actions based on a claim that our products are defective in workmanship or have caused personal or other injuries. We currently maintain liability insurance, but such coverage may not be adequate to cover all potential claims. Moreover, even if we are able to maintain sufficient insurance coverage in the future, any successful claim could significantly harm our business, financial condition and results of operations.

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

Electronic cigarettes and vapor products are new to market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

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

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners, have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our operating agreement. For example, limited partners do not elect persons to our board of directors. Our General Partner has limited call rights to our securities; please read carefully the Agreement of Limited Partnership of VPR Brands which governs the relationship between us and our unitholders.

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

We have hired and will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2019 and 2018, our internal control over financial reporting was ineffective. Management also concluded that our disclosure controls and procedures were ineffective as of December 31, 2019 and 2018. These weaknesses were first identified in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. Although the number of employees has grown as a result of the hiring of additional accounting and information technology staff, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

We use information technologies to securely manage operations and various business functions. We rely on various technologies, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities, including reporting on our business and interacting with customers, vendors and employees. In addition, we collect and store certain data, including proprietary business information, and may have access to confidential or personal information that is subject to privacy and security laws, regulations and customer-imposed controls. Our systems are subject to repeated attempts by third parties to access information or to disrupt our systems. Despite our security design and controls, and those of our third-party providers, we may become subject to system damage, disruptions or shutdowns due to any number of causes, including cyber-attacks, breaches, employee error or malfeasance, power outages, computer viruses, telecommunication or utility failures, systems failures, service providers, natural disasters or other catastrophic events. It is possible for such vulnerabilities to remain undetected for an extended period. We may face other challenges and risks as we upgrade and standardize our information technology systems as part of our integration of acquired businesses and operations. We have contingency plans in place to prevent or mitigate the impact of these events, however, these events could result in operational disruptions or the misappropriation of sensitive data, and depending on their nature and scope, could lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, defective products, production downtimes and operational disruptions and exposure to liability. Such disruptions or misappropriations and the resulting repercussions, including reputational damage and legal claims or proceedings, may adversely affect our results of operations, cash flows and financial condition, and the trading price of our common stock.

This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, California recently adopted the California Consumer Privacy Act of 2018 (“CCPA”), which provides new data privacy rights for consumers and new operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020.

The business that we conduct outside the U.S. may be adversely affected by international risk and uncertainties.

Although our operations are based in the United States, we conduct business outside of the United States and expect to continue to do so in the future. Any business that we conduct outside of the United States is subject to additional risks that may have a material adverse effect on our ability to continue conducting business in certain international markets, including, without limitation:

●	Potentially reduced protection for intellectual property rights;

●	Unexpected changes in tariffs, trade barriers and regulatory requirements;

●	Economic weakness, including inflation or political instability, in particular foreign economies and markets;

●	Business interruptions resulting from geo-political actions, including war and terrorism or natural disasters, including earthquakes, hurricanes, typhoons, floods and fires; and

●	Failure to comply with Office of Foreign Asset Control rules and regulations and the Foreign Corrupt Practices Act (“FCPA”).

These factors or any combination of these factors may adversely affect our revenue or our overall financial performance.

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

RISKS RELATED TO REGULATION AND MARKET

Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

Our current business is primarily involved in the sale of products that contain nicotine and/or CBD. The general market in which our products are sold faces significant governmental regulation and private sector actions, including efforts aimed at reducing the incidence of use in minors and efforts seeking to hold the importers, makers and sellers of these products responsible for alleged adverse health effects associated with the use of, in particular, inhalable, vaporized e-liquid solutions containing nicotine derived from tobacco. More broadly, new regulatory actions by the FDA and other federal, state or local governments or agencies have an impact the consumer acceptability of or access to our products, including regulations promulgated by FDA which will require us to file PMTA(s) for any of our products that are identified as “Deemed Tobacco Products” by the FDA that we intend to market and sell after May 2020. Additionally, on January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA, which policy went into effect in February 2020. According to the FDA, it is expected that the new policy will have minimal impact on small manufacturers, such as vape shops, that sell non-cartridge based products. We believe that any ban on flavored e-cigarettes, or similar enforcement action by the FDA, would have a significant material adverse impact on the our products, which would, in turn, have a material adverse impact on our overall business.

Additional regulatory challenges may come in future months and years, including the FDA’s publication of new product standards or additional rule making that may impact vape shops or other small manufacturers, limit adult consumer choices, delay or prevent the launch of new or modified risk tobacco products or products with claims of reduced risk, require the recall or other removal of certain products from the marketplace, restrict communications including marketing, advertising, and educational campaigns regarding the product category to adult consumers, restrict the ability to differentiate products, create a competitive advantage or disadvantage for certain companies, impose additional manufacturing, labeling or packaging requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business, or restrict or prevent the use of specified products in certain locations or the sale of products by certain retail establishments. Any of these actions may also have a material adverse effect on our business. Each of our products are also subject to intense competition and changes in adult consumer preferences, which could have a material adverse effect on our business.

Many of our products contain nicotine, which is considered to be a highly addictive substance.

Many of our products contain nicotine, a chemical found in cigarettes, e-cigarettes, certain other vapor products and other tobacco products, which is considered to be highly addictive. The Family Smoking Prevention and Tobacco Control Act empowers the FDA to regulate the amount of nicotine found in vapor products, but may not require the reduction of nicotine yields of a vapor product to zero. Any FDA regulation may require us to reformulate, recall and or discontinue certain of the products we may sell from time to time, which may have a material adverse effect on our ability to market our products and have a material adverse effect on our business, financial condition, results of operations, cash flows and or future prospects.

Significant increases in state and local regulation of our products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

There has been increasing activity on the state and local levels with respect to scrutiny of e-products. State and local governmental bodies across the U.S. have indicated e-products may become subject to new laws and regulations at the state and local levels. Further, some states and cities, have enacted regulations that require obtaining a tobacco retail license in order to sell electronic cigarettes and vaporizer products. Many states and some cities have passed laws restricting the sale of electronic cigarettes and vaporizer products to minors. If one or more states from which we generate or anticipate generating significant sales of e-products bring actions to prevent us from selling our e-products unless we obtain certain licenses, approvals or permits, and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our products to those states, which could have a material adverse effect on our business, results of operations and financial condition.

Certain states and cities have already restricted the use of electronic cigarettes and vaporizer products in smoke-free venues. Additional city, state or federal regulators, municipalities, local governments and private industry may enact rules and regulations restricting the use of electronic cigarettes and vaporizer products in those same places where cigarettes cannot be smoked. Because of these restrictions, our customers may reduce or otherwise cease using our e-products, which could have a material adverse effect on our business, results of operations and financial condition.

There is uncertainty related to the federal regulation of e-products. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts.

Since their introduction, there has been significant uncertainty regarding whether, how and when tobacco regulations would apply to certain of our products, such as e-cigarettes, e-liquids, vaporizers, and other related products. Based on a decision in December 2010 by the U.S. Court of Appeals for the D.C. Circuit (the “Sottera decision”), the FDA is permitted to regulate electronic cigarettes containing tobacco-derived nicotine as “tobacco products” under the Tobacco Control Act.

Effective August 8, 2016, FDA’s regulatory authority under the Tobacco Control Act was extended to all remaining tobacco products, including: (i) certain new products (such as electronic cigarettes, vaporizers and e-liquids) and their components or parts (such as tanks, coils and batteries); (ii) cigars and their components or parts (such as cigar tobacco); (iii) pipe tobacco; (iv) hookah products; or (v) any other tobacco product “newly deemed” by FDA. These deeming regulations apply to all products made or derived from tobacco intended for human consumption but excluding accessories of tobacco products (such as lighters).

The deeming regulations require us to (i) register with the FDA and report product and ingredient listings; (ii) market newly deemed products only after FDA review and approval; (iii) only make direct and implied claims of reduced risk if the FDA approves after finding that scientific evidence supports the claim and that marketing the product will benefit public health as a whole; (iv) refrain from distributing free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) develop an approved warning plan and include prescribed health warnings on packaging and advertisements; and (vii) refrain from selling the products in vending machines, unless the machine is located in a facility that never admits youth. Newly-deemed tobacco products are also subject to the other requirements of the Tobacco Control Act, such as that they not be adulterated or misbranded. The FDA could in the future promulgate good manufacturing practice regulations for these and our other products, which could have a material adverse impact on our ability and the cost to manufacture our products.

The anticipated costs of complying with future FDA regulations will be dependent on the rules issued by the FDA, the timing and clarity of any new rules or guidance documents accompanying these rules, the reliability and simplicity (or complexity) of the electronic systems utilized by FDA for information and reports to be submitted, and the details required by FDA for such information and reports with respect to each regulated product (which have yet to be issued by FDA). Failure to comply with existing or new FDA regulatory requirements could result in significant financial penalties and could have a material adverse effect on our business, results of operations, financial condition and ability to market and sell our products. Compliance and related costs could be substantial and could significantly increase the costs of operating in our NewGen and cigar and pipe tobacco product markets.

In addition, failure to comply with the Tobacco Control Act and with FDA regulatory requirements could result in litigation, criminal convictions or significant financial penalties and could impair our ability to market and sell our electronic and vaporizer products. At present, we are not able to predict whether the Tobacco Control Act will impact our products to a greater degree than competitors in the industry, thus affecting our competitive position.

Furthermore, neither the Prevent All Cigarette Trafficking Act nor the Federal Cigarette Labeling and Advertising Act currently apply to NewGen products. There may, in the future, also be increased regulation of additives in smokeless products and internet sales of NewGen products. The application of either or both of these federal laws, and of any new laws or regulations which may be adopted in the future, to NewGen products or such additives could result in additional expenses and require us to change our advertising and labeling, and methods of marketing and distribution of our products, any of which could have a material adverse effect on our business, results of operations and financial condition.

Recent bans on the sales of flavored e-cigarettes directly impact the markets in which we may sell our products, and may have a material adverse impact on our business.

On January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA, which policy went into effect in February 2020. In addition, several state and local governments have temporarily or permanently banned the sale of flavored e-cigarettes as of the date of hereof, although some bans have been temporarily halted by judicially imposed injunctions. Other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban of on the sale of flavored e-cigarettes directly limits the markets in which we may sell our products. In the event the prevalence of such bans increase across the United States, our business, results of operations and financial condition will be materially harmed.

There is uncertainty related to the regulation of flavored e-cigarette liquid and vaporization products and certain other consumption accessories, including the possibility that all flavored e-cigarette liquid and vaporization products may be recalled or removed from the market entirely. Any increased regulatory compliance burdens will have a material adverse impact on our operations and future business development efforts.

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of flavored e-cigarette liquid and vaporizer products, including the FDA’s recently announced enforcement policy regarding flavored cartridge-based e-cigarette products, and there is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and/or enforce regulations relative to other products used for the vaporization of nicotine.  Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. In addition to initiatives taken by the FDA at the federal level, we believe that over 25 states have implemented statewide regulations that prohibit vaping in public places. In addition, certain states have temporarily banned the sale of flavored e-cigarettes. Many states, provinces, and some cities have passed laws restricting the sale of e-cigarettes and certain other nicotine vaporizer products.

Changes to the application of existing laws and regulations, and/or the implementation of any new laws or regulations that may be adopted in the future, at a federal, state, or local level, directly or indirectly implicating flavored e-cigarette liquid and products used for the vaporization of nicotine would materially limit our ability to sell such products, result in additional compliance expenses, and require us to change our labeling and methods of distribution, any of which would have a material adverse effect on our business, results of operations and financial condition.

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

The “Deeming Regulations” issued by the FDA in May 2016 require any e-liquid, e-cigarettes, and other vaping products considered to be Deemed Tobacco Products that were not commercially marketed as of the grandfathering date of February 15, 2007, to obtain premarket approval by the FDA before any new e-liquid or other vaping products can be marketed in the United States. However, any Deemed Tobacco Products such as certain products from our product lines that were on the market in the United States prior to August 8, 2016 have a grace period to continue to market such products, ending on May 12, 2020 whereby a premarket application, likely though the PMTA pathway, must be completed and filed with the FDA. Upon submission of a PMTA, products would then be able to be marketed pending the FDA’s review of the submission. Without obtaining marketing authorization by the FDA prior to May 12, 2020 or having submitted a PMTA by such date, non-authorized products would be required to be removed from the market in the United States until such authorization could be obtained, although such products may continue to be sold if a PMTA is pending as of the May 12, 2020 deadline.

As of the date of this Annual Report on Form 10-K, we are not preparing to submit PTMAs for certain of our traditional nicotine electronic cigarette and vapor products, including, but not limited to menthol and/or tobacco products. We are also evaluating the potential investment and returns associated with filing additional PMTAs for other products after the May 2020 expiration of the grace period (which on April 22, 2020 the FDA was granted by the court, a 120-day extension of the May 12 deadline.) which we expect to cost at least $750,000 per application, which cost may vary based on several factors including the selection of contract research organizations to assist with the application process, as well as variable costs associated with scientific, market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any our products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such our products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected our products, that any application would be approved by the FDA.

The market for electronic cigarettes and vapor products is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes and vapor products, having recently been introduced to market, are still at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes and vapor products, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

There is substantial concern regarding the effect of long-term use of electronic cigarettes and vaping products. Despite the recent outbreak of vaping-related lung injuries, the medical profession does not yet definitively know the cause of such injuries. Should electronic cigarettes or vapor products, including our products, be determined conclusively to pose long-term health risks, including a risk of vaping-related lung injury, our business will be negatively impacted.

Because electronic cigarettes and vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to electronic cigarette and vapor product use. On November 8, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC's principal deputy director, Dr. Anne Schuchat, stated that "vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette or vapor product usage poses long-term health risks, the use of such products, including our products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Possible yet unanticipated changes in federal and state law could cause any of our current products, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

We distribute certain products containing hemp-derived CBD, and we currently intend to develop and launch additional products containing hemp-derived CBD in the future. Until 2014, when 7 U.S. Code §5940 became federal law as part of the Agricultural Act of 2014 (the “2014 Farm Act”), products containing oils derived from hemp, notwithstanding a minimal or non-existing THC content, were classified as Schedule I illegal drugs. The 2014 Farm Act expired on September 30, 2018, and was thereafter replaced by the Agricultural Improvement Act of 2018 on December 20, 2018 (the “2018 Farm Act”), which amended various sections of the U.S. Code, thereby removing hemp, defined as cannabis with less than 0.3% THC, from Schedule 1 status under the Controlled Substances Act, and legalizing the cultivation and sale of industrial-hemp at the federal level, subject to compliance with certain federal requirements and state law, amongst other things. More specifically, industrial hemp is defined as “the plant Cannabis sativa L. and any part of such plant, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” The hemp oil we use comports with this definition of less than 0.3% THC. THC is the psychoactive component of plants in the cannabis family generally identified as marihuana or marijuana. There is no assurance that the 2018 Farm Act will not be repealed or amended such that our products containing hemp-derived CBD would once again be deemed illegal under federal law.

The 2018 Farm Act delegates the authority to the states to regulate and limit the production of hemp and hemp derived products within their territories. Although many states have adopted laws and regulations that allow for the production and sale of hemp and hemp derived products under certain circumstances, currently Idaho, Mississippi and South Dakota have not adopted laws and regulations permitted by the 2018 Farm Act. No assurance can be given that such state laws may not be implemented, repealed or amended such that our products containing hemp-derived CBD would be deemed legal in those states that have not adopted regulations pursuant to the 2018 Farm Act, or illegal under the laws of one or more states now permitting such products, which in turn would render such intended products illegal in those states under federal law even if the federal law is unchanged. In the event of either repeal of federal or of state laws and regulations, or of amendments thereto that are adverse to our intended products, we may be restricted or limited with respect to those products that we may sell or distribute, which could adversely impact our intended business plan with respect to such intended products.

Additionally, the FDA has indicated its view that certain types of products containing CBD may not be permissible under the FDCA. The FDA’s position is related to its approval of Epidiolex, a marijuana-derived prescription medicine to be available in the United States. The active ingredient in Epidiolex is CBD. On December 20, 2018, after the passage of the 2018 Farm Bill, the FDA then-Commissioner Scott Gottlieb issued a statement in which he reiterated the FDA’s position that, among other things, the FDA requires a cannabis product (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit, or with any other disease claim, to be approved by the FDA for its intended use before it may be introduced into interstate commerce and that the FDCA prohibits introducing into interstate commerce food products containing added CBD, and marketing products containing CBD as a dietary supplement, regardless of whether the substances are hemp-derived. We do not believe that any of our products fall within the FDA’s regulatory authority reiterated by the FDA Commissioner in December 2018, as we have not, and do not intend to market any of our products with a claim of therapeutic benefit or with any other disease claim. However, should any regulatory action, including action taken by the FDA, and/or legal proceeding alleging violations of such laws could have a material adverse effect on our business, financial condition and results of operations.

If our hemp oil products are found to violate federal law or if there is negative press from being in a hemp or cannabis-related business, we could be criminally prosecuted or forced to suspend or cease operations.

Although we sell vaporizers that are for use with medical marijuana, we do not sell the medical marijuana component. We do sell products with hemp oil as an ingredient. There is a misconception that that hemp and marijuana are the same thing. This perception drives much of the regulation of hemp products. Although hemp and marijuana are both part of the cannabis family, they differ in cultivation, function, and application. Despite the use of marijuana becoming more widely legalized, it is viewed by many regulators and many others as an illegal product. Hemp, on the other hand, is used in a variety of other ways that include clothing, skin products, pet products, dietary supplements (the use of CBD oil), and thousands of other applications. Hemp may be legally sold, however the inability of many to understand the difference between hemp and marijuana often causes burdensome regulation and confusion among potential customers. Therefore, we may be affected by laws related to cannabis and marijuana, even though our products are not the direct targets of these laws.

Cannabis is currently a Schedule I controlled substance under the Controlled Substance Act (“CSA”) and is, therefore, illegal under federal law. Even in those states in which the use of cannabis has been legalized pursuant to state law, its use, possession and/or cultivation remains a violation of federal law. A Schedule I controlled substance is defined as one that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) describes Schedule I controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the CSA in the states, persons that are charged with distributing, possessing with intent to distribute or growing cannabis could be subject to fines and/or terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

Notwithstanding the CSA, 33 U.S. states, the District of Columbia and the U.S. territories of Guam and Puerto Rico allow their residents to use medical cannabis. The states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Vermont and

Washington, and the District of Columbia, allow cannabis for adult recreational use. Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

However, cannabis, as mentioned above, is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of cannabis has been legalized, its production and use remains a violation of federal law. Since federal law criminalizing the use of cannabis preempts state laws that legalize its use, strict enforcement of federal laws regarding marijuana that would apply to the sale and distribution of our hemp oil products could result in criminal charges brought against us and would likely result in our inability to proceed with our business plan.

In addition, any negative press resulting from any incorrect perception that we have entered into the marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

The efficacy and safety of pharmaceutical products is established through a process of clinical testing under FDA oversight. Our products have not gone through this process because we believe that the topical products, we sell are not subject to this process. However, if an individual were to use one of our products in an improper manner, we cannot predict the potential medical harm to that individual. If such an event were to occur, the FDA or similar regulatory agency might impose a complete ban on the sale or use of our products.

Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

Hemp-derived CBD can only be legally produced in states that have laws and regulations that allow for such production and that comply with the 2018 Farm Act, apart from state laws legalizing and regulating medical and recreational cannabis or marijuana, which remains illegal under federal law and regulations. We purchase all of our hemp-derived CBD from licensed growers and processors in states where such production is legal. As described in the preceding risk factor, in the event of repeal or amendment of laws and regulations which are now favorable to the cannabis/hemp industry in such states, we would be required to locate new suppliers in states with laws and regulations that qualify under the 2018 Farm Act. If we were to be unsuccessful in arranging new sources of supply of our raw ingredients, or if our raw ingredients were to become legally unavailable, our intended business plan with respect to such products could be adversely impacted.

Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

The interstate shipment of hemp-derived CBD from one state to another is legal only where both states have laws and regulations that allow for the production and sale of such products and that qualify under the 2018 Farm Act. Therefore, the marketing and sale of our intended products containing hemp-derived CBD is limited by such factors and is restricted to such states. Although we believe we may lawfully sell any of our finished products, including those containing CBD, in a majority of states, a repeal or adverse amendment of laws and regulations that are now favorable to the distribution, marketing and sale of finished products we intend to sell could significantly limit, restrict or prevent us from generating revenue related to our products that contain hemp-derived CBD. Any such repeal or adverse amendment of now favorable laws and regulations could have an adverse impact on our business plan with respect to such products.

Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

Presently the sale of e-products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on e-products. Certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. As of early April 2020, a total of 23 states and D.C. have enacted vaping taxes.  Should federal, state and local governments and or other taxing authorities begin or continue to impose excise taxes similar to those levied against conventional cigarettes and tobacco products on e-products, it may have a material adverse effect on the demand for these products, as consumers may be unwilling to pay the increased costs, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

We may have a difficult time obtaining the various insurances that are desired to operate our business in the CBD industry, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our recent launch of certain products containing hemp-derived CBD. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

RISKS RELATING TO OUR COMMON UNITS

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common units.

Our common units are quoted on the OTCQB tier of the OTC Markets. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common units for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common units has been volatile in the past and the market price of our common units is likely to be highly volatile in the future. You may not be able to resell our common units following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common units;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common units and/or warrants. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common units and/or warrants, regardless of our actual operating performance.

The issuance of a large number of common units could significantly dilute existing unitholders and negatively impact the market price of our common units.

On February 19, 2020 (“Closing Date”), the Company entered into an Equity Purchase Agreement, dated as of February 19, 2020, with DiamondRock, LLC, a New York limited liability company (“Selling Unitholder”) providing that, upon the terms and subject to the conditions thereof, Selling Unitholder is committed to purchase, on an unconditional basis, shares of common units (“Put Shares”) at an aggregate price of up to $5,000,000 over the course of its term. Pursuant to the terms of the equity purchase agreement, the purchase price for each of the Put Shares equals 85% of the average daily volume weighted average price of the common units during the five trading days following the clearing date associated with the applicable put notice (“Put Notice”). As a result, if we sell shares of common units under the equity purchase agreement, we will be issuing common units at below market prices, which could cause the market price of our common units to decline, and if such issuances are significant in number, the amount of the decline in our market price could also be significant. In general, we are unlikely to sell shares of common units under the equity purchase agreement at a time when the additional dilution to unitholders would be substantial unless we are unable to obtain capital to meet our financial obligations from other sources on better terms at such time. However, if we do, the dilution that could result from such issuances could have a material adverse impact on existing unitholders and could cause the price of our common units to fall rapidly based on the amount of such dilution.

The Selling Unitholder may sell a large number of common units, resulting in substantial diminution to the value of units held by existing unitholders.

Pursuant to the Equity Purchase Agreement, we are prohibited from delivering a Put Notice to the Selling Unitholder to the extent that the issuance of units would cause the Selling Unitholder to beneficially own more than 4.99% of our then-outstanding common units. These restrictions, however, do not prevent the Selling Unitholder from selling common units received in connection with the Equity Line and then receiving additional common units in connection with a subsequent issuance. In this way, the Selling Unitholder could sell more than 4.99% of the outstanding common units in a relatively short time frame while never holding more than 4.99% at any one time. As a result, existing unitholders and new investors could experience substantial diminution in the value of their common units. Additionally, we do not have the right to control the timing and amount of any sales by the Selling Unitholder of the units issued under the Equity Line.

Our common units are a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common units is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common units on a national securities exchange, or attain and maintain a per-unit price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities.

These requirements may restrict the ability of broker-dealers to sell our common units and may affect your ability to resell our common units.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common units will no longer be classified as a “penny stock” in the future.

Our directors and officers control a substantial number of our common units, decreasing your influence on unitholder decisions.

Our officers and directors own 32,103,170 units, or approximately 36.6% of our outstanding common units.  As a result, our officers and directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 85,975,911 common units outstanding as of June 9, 2020, approximately 44,296,758 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

Provisions of our partnership agreement, as amended, may delay or prevent a takeover which may not be in the best interests of our unitholders.

Provisions of the Partnership Agreement of the Company, as amended, may be deemed to have anti-takeover effects. Pursuant to Section 5.6 of the Partnership Agreement, the General Partner of the Company may, without the approval of the Company’s limited partners, issue additional securities of the Company for any partnership purpose at any time and from time to time for such consideration and on such terms and conditions as the General Partner shall determine in its sole discretion, all without the approval of any limited partners, and that each additional Company interest authorized to be issued by the Company may be issued in one or more classes, or one of more series of any such classes, with such designations, preferences, rights, powers and duties as shall be fixed by the General Partner in its sole discretion. Pursuant to Section 13.1 of the Agreement, the General Partner may, without the approval of any partner, any unitholder or any other person, amend any provision of the Partnership Agreement to reflect any amendment expressly permitted in the Partnership Agreement to be made by the General Partner acting along, therefore including the creation of a new class of Company securities with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common units.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common units, and unitholders may be unable to sell their units on favorable terms. We cannot assure you of a positive return on investment or that you will not lose the entire amount of your investment in our common units.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

In October 2019, the Company entered into a 5-year lease of approximately 9,819 square feet of warehouse store and office space with an entity of which the Company’s chief executive officer is an owner. The lease requires base monthly rent of $11,100. The Company has annual options to extend for one-year, during which period rent will increase 3% annually.

Item 3. Legal Proceedings

There are no current, pending or threatened legal proceedings against the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Trading Price History

Our common units are currently quoted on the OTCQB tier of the OTC Markets Group, Inc. under the ticker symbol “VPRB.” Our common units began trading on the OTCQB on August 14, 2019. Prior to August 14, 2019, our common units were trading on the OTC Pink tier of the OTC Markets under the ticker symbol “VPRB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information.

The following table sets forth the range of high and low closing bid quotations for our common units on the OTCQB and OTC Pink for each of the periods indicated as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High	Low
March 31, 2020	$0.0430	$0.0035

December 31, 2019	$0.0630	$0.0282
September 30, 2019 (1)	$0.1190	$0.0338
June 30, 2019	$0.0975	$0.0401
March 31, 2019	$0.1020	$0.0600

December 31, 2018	$0.1198	$0.0410
September 30, 2018	$0.0778	$0.0260
June 30, 2018	$0.1397	$0.0300
March 31, 2018	$0.1306	$0.0400

(1) On August 14, 2019, the OTCQB commenced the quotation of our common units and the OTC Pink ended quotation of our common units.

On June 8, 2020, the closing price of our common units on the OTCQB was $0.0101 per unit.

Unitholders of Record

As of June 9, 2020, we had 85,975,911 outstanding common units and there were approximately 30 holders of record of our common units, not including holders who hold their units in street name.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of Board of Directors of the Manager and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Common Units on the expectation of future dividends.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Annual Report on Form 10-K includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to “Risk Factors”, which are included elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents which are the basis for our efforts to:

•	Design, market and distribute a line of e liquids under the “HELIUM” brand;

•	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

•	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

•	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

For the fiscal years ended December 31, 2019 and 2018, we generated revenues of $5,256,137 and $4,613,300, respectively; and reported net losses of $1,128,426 and $973,740, respectively, and negative cash flow from operating activities of $1,342,578 and $227,390, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $9,727,810 and recurring losses from operations as of December 31, 2019. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenues

Our revenue for the twelve months ended December 31, 2019 and 2018 was $5,256,137 and $4,613,300, respectively. The increase is the result of the introduction of new products during 2019.

Cost of Sales

Cost of sales for the year ended December 31, 2019 and 2018 was $3,545,166 and $2,697,937, respectively. The increase is the result of the increased sales during 2019. Gross margin percentage has decreased due to changing product mix.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were $2,398,387, as compared to $1,905,881 for the year ended December 31, 2018. The increase in expenses is due to increased marketing and advertising efforts.

Other Income (Expense)

Other expense decreased to $491,594 for the year ended December 31, 2019 as compared to $983,222 for the year ended December 31, 2018. The decrease is mainly attributable to the loss on extinguishment of debt of $525,880 in 2018. Interest decreased primarily due to non-cash interest charged in 2018. Both balances are the result of borrowings during 2019 and conversion of debt to capital.

Net Loss

Net loss for the year ended December 31, 2019 was $1,179,010 compared to a new loss of $973,740 for the year ended December 31, 2018. The net loss increased mainly as the result of increased expenses and lower gross margins.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2019	2018
Net cash flows used in total operating activities	$(1,335,958)	$(227,390)
Net cash flows from total investing activities	-	-
Net cash flows from total financing activities	$1,300,432	$229,073

The Company used cash in operating activities of $1,335,958 for the year ended December 31, 2019 as compared to $227,390 for the year ended December 31, 2018. The decrease in cash used is mainly a result of the loss for 2019 and cash spent on inventory for the year, offset by accounts payables and non-cash losses as a result of other expenses as discussed above.

During the years ended December 31, 2019 and 2018, the Company received loans from related parties and institutional investors of $2,305,305 and $1,100,008, respectively. Also, the Company paid debt of $1,004,873 in 2019, as compared to $870,935 in 2018. During 2019 and 2018, the Company was provided cash from financing activities of $1,300,432 and $229,073, respectively.

Assets

At December 31, 2019 and 2018, we had total assets of $1,272,163 and $767,209, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2019, the Company’s inventory was increased by approximately $255,900 as a result of additional purchases for new products, accounts receivable increased by approximately $26,000 from increased sales, vendor deposits increased by $244,000, and we recorded a right-to-use asset of $15,840 as a result of implementing new lease accounting guidance effective January 1, 2019.

Liabilities

At December 31, 2019 and 2018, we had total liabilities of $2,950,353 and $1,350,702, respectively. The increase was primarily due to the issuance of convertible debt and notes payable in 2019, and the right to use obligation of $382,462, offset by the repayment of existing notes payable and decrease in accounts payable.

Going Concern

The Company has incurred losses since inception, including $1,179,010 and $973,740 during the years ended December 31, 2019 and 2018, respectively, resulting in an accumulated deficit of $9,778,394 and negative working capital of $1,704,753 as of December 31, 2019. As of December 31, 2019, the Company had approximately $22,797 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company will be required to obtain additional financing and capital and expects to satisfy its cash needs primarily from the additional issuance of equity securities or indebtedness in order to sustain operations until it can achieve profitability and positive cash flows, if ever. There can be no assurances, however, that adequate additional funding will be available on favorable terms, or at all. If such funds are not available in the future, the Company may be required to delay, significantly modify or terminate its operations, all of which could have a material adverse effect on the Company.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses.  We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2019, we had a cash balance of approximately $22,797. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

In addition, if we are unable to generate adequate cash from operations, and if we are unable to find sources of funding, it may be necessary for us to sell all or a portion of our assets, enter into a business combination, or reduce or eliminate operations. These possibilities, to the extent available, may be on terms that result in significant dilution to our unitholders or that result in our unitholders losing all of their investment in our Company.

If we are able to raise additional capital, we do not know what the terms of any such capital raising would be. In addition, any future sale of our equity securities would dilute the ownership and control of your units and could be at prices substantially below prices at which our units currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations. We may seek to increase our cash reserves through the sale of additional equity or debt securities. The sale of convertible debt securities or additional equity securities could result in additional and potentially substantial dilution to our unitholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations and liquidity. In addition, our ability to obtain additional capital on acceptable terms is subject to a variety of uncertainties.

Our audited financial statements included elsewhere in this Annual Report on Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Equity Purchase Agreement and Registration Statement

On February 19, 2020 (“Execution Date”), the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with DiamondRock, LLC (“Selling Unitholder”) pursuant to which, upon the terms and subject to the conditions thereof, the Selling Unitholder is committed to purchase shares of the Company’s common units (the “Put Shares”) at an aggregate price of up to $5,000,000 (the “Maximum Commitment Amount”) over the course of the commitment period. Pursuant to the terms of the Equity Purchase Agreement, the commitment period will commence upon the initial effective date of this registration statement and will end on the earlier of (i) the date on which the Selling Unitholder has purchased Common Units from us pursuant to the Equity Purchase Agreement (“Put Shares”) equal to the Maximum Commitment Amount, (ii) the date on which there is no longer an effective registration statement for the Put Shares, (iii) 24 months after the initial effectiveness of this registration statement, or (iv) written notice of termination by us to the Selling Unitholder (which will not occur at any time that the Selling Unitholder holds any of the Put Shares).

From time to time over the term of the Equity Purchase Agreement, commencing on the date on which a registration statement registering the Put Shares (the “Registration Statement”) becomes effective, the Company may, in its sole discretion, provide the Selling Unitholder with a put notice (each a “Put Notice”) to purchase a specified number of the Put Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Equity Purchase Agreement. Within one trading day of the date that the Put Notice is deemed delivered (“Put Date”) pursuant to terms of the Equity Purchase Agreement, the Company shall deliver, or cause to be delivered, to the Selling Unitholder estimated Put Shares equal to the investment amount (“Investment Amount”) indicated in the Put Notice divided by the Initial Pricing per share (the “Estimated Put Shares”) as DWAC Shares. Within one trading day following the Put Date, Selling Unitholder shall pay the Investment Amount to the Company by wire transfer of immediately available funds to an escrow account to be established with the escrow agent for the benefit of the Company.

At the end of the five trading days following the clearing date associated with the applicable Put Notice (“Valuation Period”), the purchase price (“Purchase Price”) shall be computed as 85% of the average daily volume weighted average price of the common units during the Valuation Period and the number of Put Shares shall be determined for a particular Put as the Investment Amount divided by the Purchase Price. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) initially delivered to Selling Unitholder is greater than the number of Put Shares (Investment Amount divided by Purchase Price) purchased by the Selling Unitholder pursuant to such Put, then, within two trading days following the end of the Valuation Period, the Selling Unitholder shall deliver to the Company any excess Estimated Put Shares associated with such Put. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) delivered to the Selling Unitholder is less than the Put Shares purchased by the Selling Unitholder pursuant to a Put, then within two trading days following the end of the Valuation Period the Company shall deliver to the Selling Unitholder the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such Put.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $25,000, and cannot exceed the lesser of (i) $250,000, and (ii) 150% of the average daily trading value of the common units in the five trading days immediately preceding the Put Notice.

In order to deliver a Put Notice, certain conditions set forth in the Equity Purchase Agreement must be met, as provided therein. In addition, the Company is prohibited from delivering a Put Notice if: (i) the sale of Put Shares pursuant to such Put Notice would cause the Company to issue and sell to Selling Unitholder, or Selling Unitholder to acquire or purchase,  a number of shares of the Company’s common units that, when aggregated with all shares of common units purchased by Selling Unitholder pursuant to all prior Put Notices issued under the Equity Purchase Agreement, would exceed the Maximum Commitment Amount; or (ii) the issuance of the Commitment Shares pursuant to a request for the Commitment Shares would cause the Company to issue and sell to Selling Unitholder, or Selling Unitholder to acquire or purchase, an aggregate number of shares of common units that would result in Selling Unitholder beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s common units.

On the Execution Date, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Selling Unitholder pursuant to which the Company is obligated to file the Registration Statement to register the resale of the Put Shares. Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within 30 calendar days from the Execution Date, (ii) use reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act within 90 calendar days after the filing thereof, and (iii) use its reasonable best efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Put Shares have been sold thereunder or pursuant to Rule 144.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in notes accompanying the financial statements. The preparation of the financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the financial statements apply critical accounting policies described in the notes to our financial statements.

We consider our recognition of revenues, accounting for the consolidation of operations, accounting for stock-based compensation, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our consolidated financial statements.

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2019, the Company had recorded allowance for bad debt of $112,017.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2019 , the Company had recorded a provision for obsolescence of $70,704.

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

The financial information required by Item 8 begins on page F-1 through F-20.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2019, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2019, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013)  . During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2019.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	48	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	63	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	37	Chief Operating Officer	January 3, 2017

Mr. Kevin Frija. Mr. Frija was appointed on June 5, 2015 as the chief executive officer, president, chairman of the board of directors, and a director of the Company and as the chief executive officer, president, chairman of the board of directors, a director and a manager of the Company’s General Partner. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1 million in sales to $25 million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear Fashions, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to the development and growth of our Company.

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

Daniel Hoff. Mr. Hoff has served as Chief Operating Officer (“COO”) since January 3, 2017. Mr. Hoff previously served as a consultant to the Company since August 2016, serving as head of wholesale operations and Director of Alternative Products. He will retain these positions as COO. From 2007 until 2011, Mr. Hoff served as Finance & Accounting Manager at Vapor Corp., a company that designs, markets and distributes e-cigarettes, vaporizers, e-liquids and accessories. In this position, Mr. Hoff supervised corporate finance and accounting functions. From 2011 until 2014, Mr. Hoff served as Production & New Products Manager at Vapor Corp. and focused on supply chain management, product development and design and key vendor relations. From 2014 until July 2016, he served as Key Accounts Executive & Head of Alternative Products, building Vapor Corp.’s alternative products division and leading wholesale operations and key account management. We acquired Vapor Corp.’s wholesale operations and inventory in July 2016, at which time Mr. Hoff joined the Company as a consultant until his appointment as COO.

Family Relationships

None.

Partnership Management and Governance

Our General Partner manages all of our operations and activities. Our General Partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our General Partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Our General Partner is wholly owned and controlled by Kevin Frija. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

Committees

We do not currently maintain an audit committee, compensation committee, corporate governance and nominating committee, conflicts committee or an executive committee.

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

Code of Ethics

The Company has adopted a code of ethics that applies to all of the Company's employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. The Company will provide, free of charge, a copy of the Company’s code of ethics to any person, upon request. A copy of the code of ethics can be requested by writing to the Company at 3001 Griffin Road, Ft. Lauderdale, FL 33312.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common units and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5, except Mr. Frija. Mr. Frija filed one late Form 4, relating to 25 transactions.

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

2019 SUMMARY COMPENSATION TABLE

Name &						Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Principal Position	Year	Salary $	Bonus $	Unit Awards $	Option Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija, Chief Executive Officer and President	2019	$144,000	—	—	—	—	—	—	$144,000
	2018	$144,000	—	—	—	—	—		$144,000

Dan Hoff Chief Operating Officer	2019	$121,065	—	—	—	—	—	—	$121,065
	2018	$121,065	—	—	—	—	—	—	$121,065

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of June 9, 2020. On June 9, 2020 , there were 87,656,632 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 3001 Griffin Road, Fort Lauderdale, FL 33312.

Name and address of beneficial owner	Common Units Beneficially Owned		Percentage of Beneficial Ownership (1)

Directors and Named Executive Officers
Kevin Frija	18,871,088		21.5%
Dan Hoff	2,850,722		3.3%
Guocheng Pan	10,381,360	(2)	11.8%

All Current Executive Officers and Directors As a Group (3 persons)	32,103,170	(3)	36.6%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 87,656,632 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

(2)	Includes 2,000,000 common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at any time within ten years from the date of the Purchase Agreement.

(3)	Includes 2,000,000 common units which the executive officers and directors have the right to acquire.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors, nominees for director, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant unitholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our Directors or Executives or with a third party in which one of our officers, directors or significant unitholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and unitholders.

The Board of Directors of the Manager is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the Committee by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions

The following includes a summary of transactions since January 1, 2018, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On March 30, 2018, the Company issued a note in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The note is unsecured.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 to Daniel Hoff and Kevin Frija jointly. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The note is unsecured.

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

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 to Daniel Hoff and Kevin Frija jointly. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The note is unsecured.

On July 23, 2018, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The note is unsecured.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 to Daniel Hoff and Kevin Frija jointly. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The note is unsecured.

On December 3, 2018, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The note is unsecured.

On December 13, 2018, the Company issued a promissory note in the principal amount of $100,001 to Daniel Hoff and Kevin Frija jointly. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 13, 2019. The note is unsecured.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 1, 2020. The note is unsecured.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 to Daniel Hoff and Kevin Frija jointly. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The note is unsecured.

On July 15, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 15, 2020. The note is unsecured.

On October 7, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on October 7, 2020. The note is unsecured.

On November 15, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 15, 2020. The note is unsecured.

On December 9, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 9, 2020. The note is unsecured.

On December 16, 2019, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 16, 2020. The note is unsecured.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The note is unsecured.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The note is unsecured.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the note bears interest at the rate of 24% per annum, and the note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The note is unsecured.

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

Director Independence

The Company’s common units are currently quoted on the OTCQB market tier of the OTC Markets Group, Inc. The OTCQB does not have any director independence requirements. Mr. Frija is presently one of the two executive officers of the Company, as well as a director of the Company. Mr. Pan is a manager of our General Partner, which manages the Company, as well as a director of the Company. As such, we do not have an independent board of directors.

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

MATERIAL PROVISIONS OF THE VPR BRANDS, LP PARTNERSHIP AGREEMENT

The following is a summary of the material provisions of the Agreement of Limited Partnership, as amended, of the Company, which is referred to herein as our “partnership agreement.”

General Partner

Our general partner Soleil Capital Management L.L.C. (“General Partner”), will manage all of our operations and activities. Our general partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our general partner in managing our operations and activities will be entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. The General Partner is wholly owned by our senior managing directors and controlled by our founders. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management's decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act. For example, our general partner may generally make amendments to our partnership agreement or certificate of limited partnership without the approval of any common unitholder as set forth under “–Amendment of the Partnership Agreement – No Limited Partner Approval.”

Organization

We were formed on June 19, 2009 and have a perpetual existence.

Purpose

Under our partnership agreement, we are permitted to engage, directly or indirectly, in any business activity that is approved by our general partner and that lawfully may be conducted by a limited partnership organized under Delaware law.

Power of Attorney

Each limited partner, and each person who acquires a limited partner interest in accordance with our partnership agreement, grants to our general partner and, if appointed, a liquidator, a power of attorney to, among other things, execute and file documents required for our qualification, continuance, dissolution or termination. The power of attorney also grants our general partner the authority to amend, and to make consents and waivers under, our partnership agreement and certificate of limited partnership, in each case in accordance with our partnership agreement.

Capital Contributions

Our common unitholders are not obligated to make additional capital contributions, except as described below under “–Limited Liability.”

Limited Liability

Assuming that a limited partner does not participate in the control of our business within the meaning of the Delaware Limited Partnership Act and that he otherwise acts in conformity with the provisions of our partnership agreement, his liability under the Delaware Limited Partnership Act will be limited, subject to possible exceptions, to the amount of capital he is obligated to contribute to us for his common units plus his share of any undistributed profits and assets. If it were determined however that the right, or exercise of the right, by the limited partners as a group:

•	to remove or replace our general partner,
•	to approve some amendments to our partnership agreement, or
•	to take other action under our partnership agreement,
•	constituted “participation in the control” of our business for the purposes of the Delaware Limited Partnership Act, then our limited partners could be held personally liable for our obligations under the laws of Delaware to the same extent as our general partner. This liability would extend to persons who transact business with us who reasonably believe that the limited partner is a general partner.

Neither our partnership agreement nor the Delaware Limited Partnership Act specifically provides for legal recourse against our general partner if a limited partner were to lose limited liability through any fault of our general partner. While this does not mean that a limited partner could not seek legal recourse, we know of no precedent for this type of a claim in Delaware case law.

Under the Delaware Limited Partnership Act, a limited partnership may not make a distribution to a partner if after the distribution all liabilities of the limited partnership, other than liabilities to partners on account of their partnership interests and liabilities for which the recourse of creditors is limited to specific property of the partnership, would exceed the fair value of the assets of the limited partnership. For the purpose of determining the fair value of the assets of a limited partnership, the Delaware Limited Partnership Act provides that the fair value of property subject to liability for which recourse of creditors is limited will be included in the assets of the limited partnership only to the extent that the fair value of that property exceeds the non-recourse liability. The Delaware Limited Partnership Act provides that a limited partner who receives a distribution and knew at the time of the distribution that the distribution was in violation of the Delaware Limited Partnership Act will be liable to the limited partnership for the amount of the distribution for three years. Under the Delaware Limited Partnership Act, a substituted limited partner of a limited partnership is liable for the obligations of his assignor to make contributions to the partnership, except that such person is not obligated for liabilities unknown to him at the time he became a limited partner and that could not be ascertained from the partnership agreement.

Moreover, if it were determined that we were conducting business in any state without compliance with the applicable limited partnership statute, or that the right or exercise of the right by the limited partners as a group to remove or replace our general partner, to approve some amendments to our partnership agreement or to take other action under our partnership agreement constituted “participation in the control” of our business for purposes of the statutes of any relevant jurisdiction, then the limited partners could be held personally liable for our obligations under the law of that jurisdiction to the same extent as our general partner under the circumstances. We intend to operate in a manner that our general partner considers reasonable and necessary or appropriate to preserve the limited liability of the limited partners.

Issuance of Additional Securities

Our partnership agreement authorizes us to issue an unlimited number of additional partnership securities and options, rights, warrants and appreciation rights relating to partnership securities for the consideration and on the terms and conditions established by our general partner in its sole discretion without the approval of any limited partners.

In accordance with the Delaware Limited Partnership Act and the provisions of our partnership agreement, we may also issue additional partnership interests that have designations, preferences, rights, powers and duties that are different from, and may be senior to, those applicable to the common units.

Distributions

Distributions will be made to the partners pro rata according to the percentages of their respective partnership interests.

Amendment of the Partnership Agreement

General

Amendments to our partnership agreement may be proposed only by or with the consent of our general partner. To adopt a proposed amendment, other than the amendments that require limited partner approval discussed below, our general partner must seek approval of a majority of our outstanding units required to approve the amendment or call a meeting of the limited partners to consider and vote upon the proposed amendment.

Prohibited Amendments

No amendment may be made that would:

  enlarge the obligations of any limited partner without its consent, except that any amendment that would have a material adverse effect on the rights or preferences of any class of partnership interests in relation to other classes of partnership interests may be approved by at least a majority of the type or class of partnership interests so affected, or enlarge the obligations of, restrict in any way any action by or rights of, or reduce in any way the amounts distributable, reimbursable or otherwise payable by us to our general partner or any of its affiliates without the consent of our general partner, which may be given or withheld in its sole discretion.

The provision of our partnership agreement preventing the amendments having the effects described in clauses (1) or (2) above can be amended upon the approval of the holders of at least 90% of the outstanding voting units.

No Limited Partner Approval

Our general partner may generally make amendments to our partnership agreement or certificate of limited partnership without the approval of any limited partner to reflect:

  a change in the name of the partnership, the location of the partnership's principal place of business, the partnership's registered agent or its registered office, the admission, substitution, withdrawal or removal of partners in accordance with the partnership agreement, a change that our general partner determines is necessary or appropriate for the partnership to qualify or to continue our qualification as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or other jurisdiction or to ensure that the partnership will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes, an amendment that our general partner determines to be necessary or appropriate to address certain changes in U.S. federal income tax regulations, legislation or interpretation, an amendment that is necessary, in the opinion of our counsel, to prevent the partnership or our general partner or its directors, officers, agents or trustees, from having a material risk of being in any manner being subjected to the provisions of the 1940 Act, the Advisers Act or “plan asset” regulations adopted under the U.S. Employee Retirement Income Security Act of 1974, whether or not substantially similar to plan asset regulations currently applied or proposed by the U.S. Department of Labor, an amendment that our general partner determines in its sole discretion to be necessary or appropriate for the creation, authorization or issuance of any class or series of partnership securities or options, rights, warrants or appreciation rights relating to partnership securities, any amendment expressly permitted in our partnership agreement to be made by our general partner acting alone, an amendment effected, necessitated or contemplated by an agreement of merger, consolidation or other business combination agreement that has been approved under the terms of our partnership agreement, any amendment that in the sole discretion of our general partner is necessary or appropriate to reflect and account for the formation by the partnership of, or its investment in, any corporation, partnership, joint venture, limited liability company or other entity, as otherwise permitted by our partnership agreement, a change in our fiscal year or taxable year and related changes, a merger with or conversion or conveyance to another limited liability entity that is newly formed and has no assets, liabilities or operations at the time of the merger, conversion or conveyance other than those it receives by way of the merger, conversion or conveyance, any other amendments substantially similar to any of the matters described in (1) through (11) above.

In addition, our general partner may make amendments to our partnership agreement without the approval of any limited partner if those amendments, in the discretion of our general partner:

  do not adversely affect our limited partners considered as a whole (including any particular class of partnership interests as compared to other classes of partnership interests) in any material respect, are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state or non-U.S. agency or judicial authority or contained in any federal or state or non-U.S. statute (including the Delaware Limited Partnership Act), are necessary or appropriate to facilitate the trading of limited partner interests or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the limited partner interests are or will be listed for trading, are necessary or appropriate for any action taken by our general partner relating to splits or combinations of units under the provisions of our partnership agreement, or are required to effect the intent of the provisions of our partnership agreement or are otherwise contemplated by our partnership agreement.

Opinion of Counsel and Limited Partner Approval

Our general partner will not be required to obtain an opinion of counsel that an amendment will not result in a loss of limited liability to the limited partners if one of the amendments described above under “–No Limited Partner Approval” should occur. No other amendments to our partnership agreement (other than an amendment pursuant to a merger, sale or other disposition of assets effected in accordance with the provisions described under “–Merger, Sale or Other Disposition of Assets”) will become effective without the approval of holders of at least 90% of the outstanding common units, unless we obtain an opinion of counsel to the effect that the amendment will not affect the limited liability under the Delaware Limited Partnership Act of any of our limited partners.

In addition to the above restrictions, any amendment that would have a material adverse effect on the rights or preferences of any type or class of partnership interests in relation to other classes of partnership interests will also require the approval of the holders of at least a majority of the outstanding partnership interests of the class so affected.

In addition, any amendment that reduces the voting percentage required to take any action must be approved by the affirmative vote of limited partners whose aggregate outstanding voting units constitute not less than the voting requirement sought to be reduced.

Merger, Sale or Other Disposition of Assets

Our partnership agreement generally prohibits our general partner, without the prior approval of the holders of a majority of the voting power of our outstanding voting units, from causing us to, among other things, sell, exchange or otherwise dispose of all or substantially all of our assets in a single transaction or a series of related transactions, including by way of merger, consolidation or other combination, or approving on our behalf the sale, exchange or other disposition of all or substantially all of the assets of our subsidiaries. However, our general partner in its sole discretion may mortgage, pledge, hypothecate or grant a security interest in all or substantially all of our assets (including for the benefit of persons other than us or our subsidiaries) without that approval. Our general partner may also sell all or substantially all of our assets under any forced sale of any or all of our assets pursuant to the foreclosure or other realization upon those encumbrances without that approval.

If conditions specified in our partnership agreement are satisfied, our general partner may convert or merge us or any of our subsidiaries into, or convey some or all of our assets to, a newly formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity. The common unitholders are not entitled to dissenters' rights of appraisal under our partnership agreement or the Delaware Limited Partnership Act in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event.

Election to be Treated as a Corporation

If our general partner determines that it is no longer in our best interests to continue as a partnership for U.S. federal income tax purposes, our general partner may elect to treat us as an association or as a publicly traded partnership taxable as a corporation for U.S. federal (and applicable state) income tax purposes.

Dissolution

We will dissolve upon:

  the election of our general partner to dissolve us, if approved by the holders of a majority of the voting power of our outstanding voting units, there being no limited partners, unless we are continued without dissolution in accordance with the Delaware Limited Partnership Act, the entry of a decree of judicial dissolution of us pursuant to the Delaware Limited Partnership Act, or the withdrawal or removal of our general partner or any other event that results in its ceasing to be our general partner other than by reason of a transfer of general partner interests or withdrawal or removal of our general partner following approval and admission of a successor, in each case in accordance with our partnership agreement.

Upon a dissolution under clause (4), the holders of a majority of the voting power of our outstanding voting units may also elect, within specific time limitations, to continue our business without dissolution on the same terms and conditions described in the partnership agreement by appointing as a successor general partner an individual or entity approved by the holders of a majority of the voting power of the outstanding voting units, subject to our receipt of an opinion of counsel to the effect that:

  the action would not result in the loss of limited liability of any limited partner, and neither we nor any successor limited partnership would be treated as an association taxable as a corporation or otherwise be taxable as an entity for U.S. federal income tax purposes upon the exercise of that right to continue.

Liquidation and Distribution of Proceeds

Upon our dissolution, unless we are continued as a new limited partnership, the liquidator authorized to wind up our affairs will, acting with all of the powers of our general partner that the liquidator deems necessary or appropriate in its judgment, liquidate our assets and apply the proceeds of the liquidation first, to discharge our liabilities as provided in the partnership agreement and by law and thereafter to the partners pro rata according to the percentages of their respective partnership interests as of a record date selected by the liquidator. The liquidator may defer liquidation of our assets for a reasonable period of time or distribute assets to partners in kind if it determines that an immediate sale or distribution of all or some of our assets would be impractical or would cause undue loss to the partners.

Withdrawal or Removal of the General Partner

On or after June 30, 2017, our general partner may withdraw as general partner without first obtaining approval of any common unitholder by giving 90 days' advance notice, and that withdrawal will not constitute a violation of the partnership agreement. Notwithstanding the foregoing, our general partner may withdraw at any time without common unitholder approval upon 90 days' advance notice to the limited partners if at least 50% of the outstanding common units are beneficially owned or owned of record or controlled by one person and its affiliates other than our general partner and its affiliates.

Upon the withdrawal of our general partner under any circumstances, the holders of a majority of the voting power of our outstanding voting units may select a successor to that withdrawing general partner. If a successor is not elected, or is elected but an opinion of counsel regarding limited liability and tax matters cannot be obtained, we will be dissolved, wound up and liquidated, unless within 180 days after that withdrawal, the holders of a majority of the voting power of our outstanding voting units agree in writing to continue our business and to appoint a successor general partner. See “–Dissolution” above.

Our general partner may not be removed unless that removal is approved by the vote of the holders of at least 662/3% of the outstanding voting units and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of our general partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the voting power of our outstanding voting units. See “–Meetings; Voting” below.

In the event of removal of a general partner under circumstances where cause exists or withdrawal of a general partner where that withdrawal violates our partnership agreement, a successor general partner will have the option to purchase the general partner interest of the departing general partner for a cash payment equal to its fair market value. Under all other circumstances where a general partner withdraws or is removed by the limited partners, the departing general partner will have the option to require the successor general partner to purchase the general partner interest of the departing general partner for a cash payment equal to its fair market value. In each case, this fair market value will be determined by agreement between the departing general partner and the successor general partner. If no agreement is reached within 30 days of the general partner's departure, an independent investment banking firm or other independent expert selected by the departing general partner and the successor general partner will determine the fair market value. If the departing general partner and the successor general partner cannot agree upon an expert within 45 days of the general partner's departure, then an expert chosen by agreement of the experts selected by each of them will determine the fair market value.

If the option described above is not exercised by either the departing general partner or the successor general partner, the departing general partner's general partner interest will automatically convert into common units pursuant to a valuation of those interests as determined by an investment banking firm or other independent expert selected in the manner described in the preceding paragraph.

In addition, we are required to reimburse the departing general partner for all amounts due the departing general partner, including without limitation all employee-related liabilities, including severance liabilities, incurred for the termination of any employees employed by the departing general partner or its affiliates for our benefit.

Transfer of General Partner Interests

On or after June 30, 2017, our general partner may transfer all or any part of its general partner interest without first obtaining approval of any common unitholder. As a condition of this transfer, the transferee must assume the rights and duties of the general partner to whose interest that transferee has succeeded, agree to be bound by the provisions of our partnership agreement and furnish an opinion of counsel regarding limited liability matters. At any time, the members of our general partner may sell or transfer all or part of their limited liability company interests in our general partner without the approval of the common unitholders.

Limited Call Right

If at any time less than 10% of the then issued and outstanding limited partner interests of any class (other than special voting units), including our public common units, are held by persons other than our general partner and its affiliates, our general partner will have the right, which it may assign in whole or in part to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of the class held by unaffiliated persons as of a record date to be selected by our general partner, on at least ten but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of:

  the current market price as of the date three days before the date the notice is mailed, and the highest cash price paid by our general partner or any of its affiliates for any limited partner interests of the class purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those limited partner interests.

As a result of our general partner's right to purchase outstanding limited partner interests, a holder of limited partner interests may have his limited partner interests purchased at an undesirable time or price. The tax consequences to a common unitholder of the exercise of this call right are the same as a sale by that common unitholder of his common units in the market.

Sinking Fund; Preemptive Rights

We have not established a sinking fund and we have not granted any preemptive rights with respect to our limited partner interests.

Meetings; Voting

Except as described below regarding a person or group owning 20% or more of the Company’s common units then outstanding, record holders of common units on the record date will be entitled to notice of, and to vote at, meetings of our limited partners and to act upon matters as to which holders of limited partner interests have the right to vote or to act.

Except as described below regarding a person or group owning 20% or more of the Company’s common units then outstanding, each record holder of a common unit of the Company is entitled to a number of votes equal to the number of common units held.

Our general partner does not anticipate that any meeting of common unitholders will be called in the foreseeable future. Any action that is required or permitted to be taken by the limited partners may be taken either at a meeting of the limited partners or without a meeting, without a vote and without prior notice if consents in writing describing the action so taken are signed by limited partners owning not less than the minimum percentage of the voting power of the outstanding limited partner interests that would be necessary to authorize or take that action at a meeting. Meetings of the limited partners may be called by our general partner or by limited partners owning at least 50% or more of the voting power of the outstanding limited partner interests of the class for which a meeting is proposed. Common unitholders may vote either in person or by proxy at meetings. The holders of a majority of the voting power of the outstanding limited partner interests of the class for which a meeting has been called, represented in person or by proxy, will constitute a quorum unless any action by the limited partners requires approval by holders of a greater percentage of such limited partner interests, in which case the quorum will be the greater percentage.

However, if at any time any person or group (other than our general partner and its affiliates, or a direct or subsequently approved transferee of our general partner or its affiliates) acquires, in the aggregate, beneficial ownership of 20% or more of any class of the Company’s common units then outstanding, that person or group will lose voting rights on all of its common units and the common units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of common unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. Common units held in nominee or street name account will be voted by the broker or other nominee in accordance with the instruction of the beneficial owner unless the arrangement between the beneficial owner and his nominee provides otherwise.

Status as Limited Partner

By transfer of common units in accordance with our partnership agreement, each transferee of common units will be admitted as a limited partner with respect to the common units transferred when such transfer and admission is reflected in our books and records. Except pursuant to section 17-607 as described under “–Limited Liability” above, pursuant to Section 17-804 of the Delaware Limited Partnership Act (which relates to the liability of a limited partner who receives a distribution of assets upon the winding up of a limited partnership and who knew at the time of such distribution that it was in violation of this provision) or as set forth in the partnership agreement, the common units will be fully paid and non-assessable.

Non-Citizen Assignees; Redemption

If we are or become subject to federal, state or local laws or regulations that in the determination of our general partner create a substantial risk of cancellation or forfeiture of any property in which the partnership has an interest because of the nationality, citizenship or other related status of any limited partner, we may redeem the common units held by that limited partner at their current market price. To avoid any cancellation or forfeiture, our general partner may require each limited partner to furnish information about his nationality, citizenship or related status. If a limited partner fails to furnish information about his nationality, citizenship or other related status within 30 days after a request for the information or our general partner determines, with the advice of counsel, after receipt of the information that the limited partner is not an eligible citizen, the limited partner may be treated as a non-citizen assignee.

A non-citizen assignee does not have the right to direct the voting of his common units and may not receive distributions in kind upon our liquidation.

Indemnification

Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts:

•	our general partner;
•	any departing general partner;
•	any person who is or was an affiliate of a general partner or any departing general partner;
•	any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of us or our subsidiaries, the general partner or any departing general partner;
•	any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or
•	any person designated by our general partner.

We have agreed to provide this indemnification unless there has been a final and non-appealable judgment by a court of competent jurisdiction determining that these persons acted in bad faith or engaged in fraud or willful misconduct. We have also agreed to provide this indemnification for criminal proceedings. Any indemnification under these provisions will only be out of our assets. Unless it otherwise agrees, the general partner will not be personally liable for, or have any obligation to contribute or loan funds or assets to us to enable it to effectuate, indemnification. We may purchase insurance against liabilities asserted against and expenses incurred by persons for our activities, regardless of whether we would have the power to indemnify the person against liabilities under our partnership agreement.

Books and Reports

Our general partner is required to keep appropriate books of the partnership's business at our principal offices or any other place designated by our general partner. The books will be maintained for both tax and financial reporting purposes on an accrual basis. For tax and financial reporting purposes, our year ends on December 31 each year.

We will make available to record holders of common units, within 120 days after the close of each fiscal year, an annual report containing audited financial statements and a report on those financial statements by our independent public accountants. Except for our fourth quarter, we will also make available summary financial information within 90 days after the close of each quarter. Under our partnership agreement, we will be deemed to have made such annual reports and quarterly financial information available to each record holder of common units if we have either (i) filed the report or information with the SEC via its Electronic Data Gathering, Analysis and Retrieval system and such report or information is publicly available on such system or (ii) made such report or information available on any publicly available website maintained by us.

As soon as reasonably practicable after the end of each fiscal year, we will furnish to each partner tax information (including Schedule K-1), which describes on a U.S. dollar basis such partner's share of our income, gain, loss and deduction for our preceding taxable year. It will most likely require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Company. Consequently, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, each partner will be required to report for all tax purposes consistently with the information provided by us.

Right to Inspect Our Books and Records

Our partnership agreement provides that a limited partner can, for a purpose reasonably related to his interest as a limited partner, upon reasonable written demand and at his own expense, have furnished to him:

•	promptly after becoming available, a copy of our U.S. federal, state and local income tax returns; and
•	copies of our partnership agreement, the certificate of limited partnership of the partnership, related amendments and powers of attorney under which they have been executed.

Our general partner may, and intends to, keep confidential from the limited partners trade secrets or other information the disclosure of which our general partner believes is not in our best interests or which we are required by law or by agreements with third parties to keep confidential.

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Paritz & Co. (“Paritz”) for the years ended December 31, 2019 and 2018. During 2018, Paritz merged with Prager Metis, CPAs, LLC (“Prager Metis”). Prager Metis’ fees are listed separately for 2018.

	Prager Metis		Paritz
	2019	2018	2018
Audit Fees	$ 42,000	$ 35,000	$ 7,000
Audit-Related Fees	--	--	--
Tax Fees	--	--	--
All Other Fees	--	--	--
Total	$ 42,000	$ 35,000	$ 7,000

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

Pre-Approval Policies and Procedures

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2019 and 2018
VPR Brands, LP Statements of Operations for the years ended December 31, 2019 and 2018
VPR Brands, LP Statements of Changes in Partners' Capital for the years ended December 31, 2019
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit

3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in Partners’ Deficit, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a net loss of $1,179,010 for the year ended December 31, 2019 and has an accumulated deficit of $9,778,394 and a working capital deficit of $1,704,753 at December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
June 9, 2020

VPR BRANDS, LP

BALANCE SHEETS

	December 31,
	2019	2018

ASSETS

Current Assets:
Cash	$22,797	$58,323
Accounts receivable, net	107,381	217,902
Inventory	723,884	413,289
Vendor deposits	38,578	42,791
Deposits	16,780	16,780
Total current assets	909,420	749,085

Property and Equipment, net	-	8,500
Right of Use Asset	362,743	-
Intangible Assets, net	-	9,624
Total assets	$1,272,163	$767,209

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$211,727	$298,519
Customer deposits	5,000	1,451
Right of use obligation, current portion	46,282	-
Notes payable	749,156	640,688
Note payable-related parties	577,008	385,044
Convertible notes payable	1,025,000	25,000
Total current liabilities	2,614,173	1,350,702

Right of Use Obligation, net of current portion	336,180	-
Total liabilities	2,950,353	1,350,702

Partners' Deficit:
Common units - 100,000,000 units authorized; 87,656,632 and
85,975,911 units issued and outstanding, respectively	8,100,204	8,015,891
Accumulated deficit	(9,778,394)	(8,599,384)
Total partners' deficit	(1,678,190)	(583,493)
Total liabilities and partners' deficit	$1,272,163	$767,209

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018

Revenues	$5,256,137	$4,613,300
Cost of Sales	3,545,166	2,697,937
Gross profit	1,710,971	1,915,363

Operating Expenses:
Selling, General and Administrative	2,398,387	1,905,881
Total operating expenses	2,398,387	1,905,881

Net Operating Income (Loss)	(687,416)	9,482

Other Income (Expense):
Interest expense	(271,614)	(494,071)
Interest expense- related parties	(219,980)	(47,539)
Loss on extinguishment of debt	-	(525,880)
Change in fair value of derivative liability	-	84,268
Total other expense, net	(491,594)	(983,222)

Net Loss	$(1,179,010)	$(973,740)

Loss Per Common Unit - Basic and Diluted	$(0.01)	$(0.01)

Weighted-Average Common Units Outstanding - Basic and Diluted	86,971,280	78,594,769

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

	Common Units		Accumulated	Total
	Number	Amount	Deficit	Partners' Deficit
Balance at December 31, 2017	68,604,686	$6,794,002	$(7,625,644)	$(831,642)
Conversion of convertible debt into common units	17,371,225	1,221,889	-	1,221,889
Net loss	-	-	(973,740)	(973,740)
Balance at December 31, 2018	85,975,911	8,015,891	(8,599,384)	(583,493)
Stock-based compensation	1,680,721	84,313	-	84,313
Net loss	-	-	(1,179,010)	(1,179,010)
Balance at December 31, 2019	87,656,632	$8,100,204	$(9,778,394)	$(1,678,190)

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(1,179,010)	$(973,740)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	18,124	30,237
Stock-based compensation	84,313	-
Non-cash interest	-	541,610
Loss on extinguishment of debt	-	525,880
Gain on derivative liability	-	(84,268)
Changes in operating assets and liabilities:
Inventory	(310,595)	(262,924)
Vendor deposits	4,213	(42,791)
Accounts receivable	110,521	(18,099)
Customer deposits	3,549	1,451
Right to use asset and obligation	19,719	-
Accounts payable and accrued expenses	(86,792)	55,254
Net cash used in operating activities	(1,335,958)	(227,390)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	1,000,000	-
Proceeds from notes payable - relate parties	800,005	-
Proceeds from notes payable	505,300	1,100,008
Payments of notes payable	(1,004,873)	(870,935)
Net cash provided by financing activities	1,300,432	229,073

Change in Cash	(35,526)	1,683
Cash - Beginning of the Year	58,323	56,640
Cash - End of the Year	$22,797	$58,323

Supplemental Cash Flow Information:
Interest paid in cash	$463,762	$494,071
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activities:
Conversion of convertible debt into common units	$-	$450,000
Common Units issued in connection with debt conversion	$-	$12,450,033
Operating lease right-of-use assets obtained in exchange for operating lease liability	$386,614	$-

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Company is engaged in various monetization strategies of a portfolio of patents the Company owns in both the U.S. and China, covering electronic cigarette, electronic cigar and personal vaporizer patents. We currently market a brand of electronic cigarette e-liquids under the brand “Helium” in the United States and are undertaking efforts to establish distribution of our electronic cigarette e-liquids brand in China. The Company also designs, develops, markets and distributes products (the HoneyStick brand of vaporizers and the Goldline CBD products) oriented toward the cannabis markets. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The Company is also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2019 and 2018, the Company had an allowance for bad debt of $112,017 and $49,056, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2019 and 2018, the Company had recorded a provision for obsolescence of $70,679.

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

The Company, effective January 1, 2019, has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow the Company to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

The Company adopted Topic 842 using a modified retrospective approach for its existing lease at January 1, 2019. The adoption of Topic 842 impacted the Company’s balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $387,000 to operating lease right-to-use asset and the right to use lease liability.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

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

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the years ended December 31, 2019 and 2018, all of the Company’s revenues were recognized at a point in time.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the years ended December 31, 2019 and 2018, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

Unit-Based Compensation

Unit-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company may issue units as compensation in future periods for employee services.

The Company may issue restricted units to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty's performance is complete. The Company may issue units as compensation in future periods for services associated with the registration of the common units.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable accounting principles generally accepted in the United States of America (“GAAP”) require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the units issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Fair Value

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

For the year ended December 31, 2018, the Company recognized a gain of $84,268 on the change in fair value of its derivative liabilities, which were settled during 2018. There were no assets or liabilities reported at fair value on a recurring basis as of December 31, 2019 and 2018. During the year ended December 31, 2018, the Company used a Black-Scholes option-pricing model and the following assumptions to estimate the fair value of derivative liabilities: annual dividend – 0%, expected life (years) .25 years, risk-free interest rate – 8%, and expected volatility – 20-30%.

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,676,133 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the year ended December 31, 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,179,010 for the year ended December 31, 2019 and has an accumulated deficit of $9,778,394 and a working capital deficit of $1,704,753 at December 31, 2019. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The

Surplus Note is unsecured. The balance of the notes as of December 31, 2018 was $15,525, which was paid in full during the year ended December 31, 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The balance of the notes as of December 31, 2018 was $32,120, which was paid in full during the year ended December 31, 2019.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The balance of the notes as of December 31, 2018 was $62,435, which was paid in full during the year ended December 31, 2019.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2019 and 2018 was $343,387 and $530,606, respectively.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the note as of December 31, 2019 was $214,340

.

On September 13, 2019, the Company issued a promissory note in the principal amount of $95,000 (“BlueVine Note”) to BlueVine Capital, Inc. The principal amount due under the BlueVine Note bears interest at the rate of 27% per annum, and requires weekly payments of $4,062 until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 13, 2025. The BlueVine Note is unsecured. The balance of the note as of December 31, 2019 was $42,605.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of December 31, 2019 was $84,089.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2019 is $41,435.

On December 23, 2019, the Company issued a promissory note in the principal amount of $23,300 (the “Kabbage Note #2”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $2,349 through maturity in December 2020. The Kabbage Note #2 is unsecured. The balance of the note as of December 31, 2019 was $23,300.

The following is a summary of notes payable activity for the years ended December 31, 2019 and 2018:

Balance at January 1, 2019	$ -
New issuances	882,263
Repayments of principal	(241,575)

Balance at December 31, 2018	$ 640,688
New issuances	505,300
Repayments of principal	(396,832)
Balance at December 31, 2019	$ 749,156

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance of the note as of December 31, 2018 was $13,135, which was fully paid during the year ended December 31, 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. The balance of the note as of December 31, 2018 was $59,055, which was fully paid during the year ended December 31, 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. The balance of the note as of December 31, 2018 was $42,029, which was fully paid during the year ended December 31, 2019.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The balance of the note as of December 31, 2018 was $53,055, which was fully paid during the year ended December 31, 2019.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The balance of the note as of December 31, 2018 was $27,585, which was fully paid during the year ended December 31, 2019.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 3, 2019. The December 2018 Frija Note is unsecured. The balance of the note as of December 31, 2018 was $91,786, which was fully paid during the year ended December 31, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The balance of the note as of December 31, 2018 was $98,420, which was fully paid during the year ended December 31, 2019.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.   The balance of the note as of December 31, 2019 was $12,798.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of December 31, 2019 was $51,265.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $57,145.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $80,728.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $89,033.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $90,646.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $95,392.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $100,001.

The following is a summary of notes payable – related parties activity for the years ended December 31, 2019 and 2018:

Balance at January 1, 2018	$ -
New borrowings	700,007
Repayments of principal	(314,963)
Balance at December 31, 2018	385,044
New borrowings	800,004
Repayments of principal	(608,040)
Balance at December 31, 2019	$577,008

NOTE 6: CONVERTIBLE NOTES PAYABLE

Acquisition Note

In connection with a business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent installments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note holder sold the Acquisition Note to DiamondRock, LLC.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common units, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of December 31, 2019 and 2018, the balance outstanding was $25,000.

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 to Brikor LLC. The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption will be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of December 31, 2019 was $200,000. Interest expense for year ended December 31, 2019 totaled $23,000, of which $1,300 is included in accrued interest as of December 31, 2019.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of December 31, 2019 was $200,000. Interest expense for year ended December 31, 2019 totaled approximately $23,000.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  The balance of the note as of December 31, 2019 was $200,000. Interest expense for year ended December 31, 2019 totaled approximately $31,266, of which $1,300 is included in accrued interest as of December 31, 2019.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the

K & S Pride Note). The balance of the note as of December 31, 2019 was $200,000. Interest expense for year ended December 31, 2019 totaled approximately $32,000.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of December 31, 2019 was $200,000. Interest expense for year ended December 31, 2019 totaled approximately $32,000.

The following is a summary of convertible notes payable activity for the years ended December 31, 2019 and 2018:

Balance at January 1, 2018	$ 25,000
Balance at December 31, 2018	25,000
New borrowings	1,000,000
Balance at December 31, 2019	$1,025,000

NOTE 7: PARTNERS’ DEFICIT

During the year ended December 31, 2019, the Company granted 1,680,721 common units to board members, employees and consultants. The Company recorded the fair value of the units of $84,313, based on the closing price of the units on the grant dates, as compensation expense for the year ended December 31, 2019.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

As a result of the July 2016 acquisition, the Company negotiated a three-year lease for its office and warehouse facility. The lease requires monthly payments as follows:

December 15, 2018 to June 14, 2019	$10,190
June 15, 2019 to November 15, 2019	$10,690

The Company recorded a right to use obligation equal to the present value of remaining payments of minimum required lease payments, of which none remained as of December 31, 2019, all of which was payable within one year.

The Company amortized $87,114 of the right to use asset during the year ended December 31, 2019. Rent expense for the year ended December 31, 2018 was $85,865.

In October 2019, the Company entered into a 5-year lease of approximately 9,9819 square feet of warehouse store and office space with an entity of which the Company’s chief executive officer is an owner. The lease requires base monthly rent of $11,100. The Company has annual options to extend for one-year, during which period rent will increase 3% annually. Future minimum payment on the lease are as follows:

Years Ending December 31,
2020	$133,200
2021	133,200
2022	133,200
2023	133,200
2024	122,100
Total	$654,900

The Company recorded a right to use asset and obligation of $299,500, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $15,683 of the right to use asset during the year ended December 31, 2019.

Rent expense for the year ended December 31, 2019 and 2018 was $139,155 and $85,865, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial unitholder, is an adverse party or has a material interest adverse to our interest.

NOTE 9: CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 14% of the Company’s revenue for the year ended December 31, 2018. As of December 31, 2018, two customers accounted for approximately 30% and 14% of accounts receivable.

NOTE 10: SUBSEQUENT EVENTS

COVID-19

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our supply chain. We are monitoring this situation closely, and although operations have not been materially affected by the COVID-19 outbreak to date, the ultimate duration and severity of the outbreak and its impact on the economic environment and our business is uncertain.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the supply of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

The extent to which COVID-19 impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of COVID-19 and the actions to contain the coronavirus or treat its impact, among others. In particular, the continued spread of the coronavirus globally could adversely impact our operations, including among others, our manufacturing and supply chain, sales and marketing and could have an adverse impact on our business and our financial results. The COVID-19 outbreak is a widespread health crisis that has adversely affected the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and likely impact our operating results.

Notes Payable

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The Note is unsecured.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The Note is unsecured.

Amendment to Partnership Agreement

On January 23, 2020, executed the Second Amendment (the “Second Amendment”) to Limited Partnership Agreement (the “Agreement”) in order to create a new class of Company securities titled Class A preferred units.

Pursuant to Section 5.6 of the Agreement, Soleil Capital Management LLC, the Company’s general partner (the “General Partner”) may, without the approval of the Company’s limited partners, issue additional Company securities for any Company purpose at any time and from time to time for such consideration and on such terms and conditions as the General Partner shall determine in its sole discretion, all without the approval of any limited partners, and that each additional Company interest authorized to be issued by the Company may be issued in one or more classes, or one of more series of any such classes, with such designations, preferences, rights, powers and duties as shall be fixed by the General Partner in its sole discretion. Pursuant to Section 13.1 of the Agreement, the General Partner may, without the approval of any partner, any unitholder or any other person, amend any provision of the Agreement to reflect any amendment expressly permitted in the Agreement to be made by the General Partner acting along, therefore including the creation of a new class of Company securities.

The designation, powers, preferences and rights of the Class A preferred units and the qualifications, limitations and restrictions thereof are contained in the Second Amendment, and are summarized as follows:

Number and Stated Value. The number of authorized Class A preferred units is 1,000,000. Each Class A preferred unit will have a stated value of $2.00 (the “Stated Value”).

Rights. Except as set forth in the Second Amendment, each Class A preferred unit has all of the rights, preferences and obligations of the Company’s common units as set forth in the Agreement and shall be treated as a common unit for all other purposes of the Agreement.

Dividends.

Rate. Each Class A preferred unit is entitled to receive an annual dividend at a rate of 8% per annum on the Stated Value., which shall accrue on a monthly basis at the rate of 0.6666% per month, non-compounding, and shall be payable in cash within 30 days of each calendar year for which the dividend is payable.

Liquidation. In the event of a liquidation, dissolution or winding up of the Company, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, each Class A unit will be entitled to receive, prior an in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common units or any other Company securities ranking junior to the Class A preferred units, or to the General Partner, an amount per Class A preferred unit equal to any accrued but unpaid dividends. If, upon such an event and after the payment of preferential amounts required to be paid to holders of any Company securities having a ranking upon liquidation senior to the Class A preferred units, the assets of the Company available for distribution to the partners of the Company are insufficient to provide for both the payment of the full Class A liquidation preference and the preferential amounts (if any) required to be paid to holders of any other Company securities having a ranking upon liquidation pari passu with the Class A preferred units, such assets as are so available shall be distributed among the Class A preferred units and the holders of any other series of Company securities having a ranking upon liquidation pari passu with the Class A preferred units in proportion to the relative aggregate preferential amount each such holder is otherwise entitled to receive.

Conversion Rights.

Conversion. Upon notice, a holder of Class A preferred units has the right, at its option, to convert all or a portion of the Class A preferred units held into fully paid and nonassessable Company common units.

Conversion Price. Each Class A preferred unit is convertible into a number of common units equal to (x) the Stated Value plus any accrued and unpaid dividends, divided by (y) the Conversion Price (as hereinafter defined). The “Conversion Price” means 85% multiplied by the VWAP (as defined in the Second Amendment), representing a discount rate of 15%.

Conversion Limitation. In no event shall a holder of Class A preferred units be entitled to convert any of the Class A preferred units in excess of that number of Class A preferred units upon conversion of which the sum of (1) the number of common units beneficially owned by such holder and its affiliates (other than common units which may be deemed beneficially owned through the ownership of the unconverted Class A preferred units or the unexercised or unconverted portion of any other security of the Company subject to a limitation on conversion or exercise analogous to the limitations contained herein), and (2) the number of common units issuable upon the conversion of all Class A preferred units held by such holder would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding common units.

Equity Purchase Agreement

On February 19, 2020 (the “Execution Date”), the Company entered into an Equity Purchase Agreement (the “Equity Purchase Agreement”) with DiamondRock, LLC (the “Investor”) pursuant to which, upon the terms and subject to the conditions thereof, the Investor committed to purchase shares of the Company’s common units (the “Put Shares”) at an aggregate purchase price of up to $5,000,000 (the “Maximum Commitment Amount”) over the course of the commitment period.

Pursuant to the terms of the Equity Purchase Agreement, the commitment period will commence upon the initial effective date of the Form S-1 Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below and will end on the earlier of (i) the date on which the Investor has purchased Put Shares from the Company pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) the date on which there is no longer an effective registration statement for the Put Shares, (iii) 24 months after the initial effectiveness of the Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below, or (iv) written notice of termination by the Company to the Investor (which will not occur at any time that the Investor holds any of the Put Shares).

From time to time over the term of the Equity Purchase Agreement, commencing on the date on which a registration statement registering the Put Shares (the “Registration Statement”) becomes effective, the Company may, in its sole discretion, provide the Investor with a put notice (each a “Put Notice”) to purchase a specified number of the Put Shares (each a “Put Amount Requested”) subject to the limitations discussed below and contained in the Equity Purchase Agreement. Within two (2) trading days of the date that the Put Notice is deemed delivered (“Put Date”) pursuant to terms of the Equity Purchase Agreement, the Company shall deliver, or cause to be delivered, to the Investor, the estimated amount of Put Shares equal to the investment amount (“Investment Amount”) indicated in the Put Notice divided by the “Initial Pricing” per share, as such term is defined in the Equity Purchase Agreement (the “Estimated Put Shares”) as DWAC Shares. Within two (2) trading days following the Put Date, the Investor shall pay the Investment Amount to the Company by wire transfer of immediately available funds.

At the end of the five (5) trading days following the clearing date associated with the applicable Put Notice (“Valuation Period”), the purchase price (the “Purchase Price”) shall be computed as 85% of the average daily volume weighted average price of the Company’s common units during the Valuation Period and the number of Put Shares shall be determined for a particular put as the Investment Amount divided by the Purchase Price. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) initially delivered to the Investor is greater than the number of Put Shares (Investment Amount divided by Purchase Price) purchased by the Investor pursuant to such Put, then, within two (2) trading days following the end of the Valuation Period, the Investor shall deliver to the Company any excess Estimated Put Shares associated with such put. If the number of Estimated Put Shares (Investment Amount divided by Initial Pricing) delivered to the Investor is less than the Put Shares purchased by the Investor pursuant to a put, then within two (2) trading days following the end of the Valuation Period the Company shall deliver to the Investor by wire transfer of immediately available funds equal to the difference between the Estimated Put Shares and the Put Shares issuable pursuant to such put.

The Put Amount Requested pursuant to any single Put Notice must have an aggregate value of at least $25,000, and cannot exceed the lesser of (i) $250,000, or (ii) 150% of the average daily trading value of the common units in the five trading days immediately preceding the Put Notice.

In order to deliver a Put Notice, certain conditions set forth in the Equity Purchase Agreement must be met, as provided therein. In addition, the Company is prohibited from delivering a Put Notice if: (i) the sale of Put Shares pursuant to such Put Notice would cause the Company to issue and sell to the Investor, or the Investor to acquire or purchase,  a number of shares of the Company’s common units that, when aggregated with all shares of common units purchased by the Investor pursuant to all prior Put Notices issued under the Equity Purchase Agreement, would exceed the Maximum Commitment Amount; or (ii) the issuance of the Put Shares would cause the Company to issue and sell to Investor, or the Investor to acquire or purchase, an aggregate number of shares of common units that would result in the Investor beneficially owning more than 4.99% of the issued and outstanding shares of the Company’s common units (the “Beneficial Ownership Limitation”).

If the value of the Put Shares based on the Purchase Price determined for a particular put would cause the Company to exceed the Maximum Commitment Amount, then within two (2) trading days following the end of the Valuation Period the Investor shall return to the Company the surplus amount of Put Shares associated with such put. If the number of the Put Shares (Investment Amount divided by Purchase Price) determined for a particular put exceeds the Beneficial Ownership Limitation, then within two (2) trading days following the end of the Valuation Period the Investor shall return to the Company the surplus amount of Put Shares associated with such put. Concurrently, the Company shall return within two (2) trading days following the end of the respective Valuation Period to the Investor, by wire transfer of immediately available funds, the portion of the Investment Amount related to the portion of Put Shares exceeding the Beneficial Ownership Limitation.

Further pursuant to the Equity Purchase Agreement, the Company agreed that if the Securities and Exchange Commission (the “SEC”) declares the Registration Statement for the Put Shares effective, then during the 12 month period immediately following the date the SEC declares the Registration Statement for the Put Shares effective, upon any issuance by the Company or any of its subsidiaries of common units or common units equivalents for cash consideration, indebtedness or a combination of units thereof (a “Subsequent Financing”), the Investor shall have the right to participate in up to an amount of the Subsequent Financing (that is not an “Exempt Issuance” as such term is defined in the Equity Purchase Agreement), equal to 50% of the Subsequent Financing (the “Participation Maximum”) on the same terms, conditions and price provided for in such Subsequent Financing; provided, however, where (i) the person or persons through or with whom such Subsequent Financing is proposed to be effected will not agree to such participation by the Investor and (ii) the Investor will not agree to finance the total amount of such Subsequent Financing in lieu of the person or persons through or with whom such Subsequent Financing is proposed to be effected, the Investor shall have no right to participate in such Subsequent Financing.

Further pursuant to the Equity Purchase Agreement, the Company agreed to reserve a sufficient number of shares of its common units for the Investor pursuant to the Equity Purchase Agreement and all other contracts between the Company and the Investor.

The Equity Purchase Agreement contains customary representations, warranties, covenants and conditions for a transaction of this type for the benefit of the parties.

The foregoing description of the Equity Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the Equity Purchase Agreement, a copy of which is filed as Exhibit 10.1 to this Current Report on Form 8-K and which is incorporated herein by reference.

Registration Rights Agreement

On the Execution Date, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company is obligated to file the Registration Statement to register the resale of the Put Shares. Pursuant to the Registration Rights Agreement, the Company must (i) file the Registration Statement within 45 calendar days from the Execution Date, (ii) use reasonable best efforts to cause the Registration Statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), within 90 calendar days after the filing thereof, and (iii) use its reasonable best efforts to keep such Registration Statement continuously effective under the Securities Act until all of the Put Shares have been sold thereunder or pursuant to Rule 144.

Pursuant to the Registration Rights Agreement, the Company agreed to pay all reasonable expenses, other than sales or brokerage commissions, incurred in connection with registrations, filings or qualifications pursuant to the Registration Rights Agreement, including, without limitation, all registration, listing and qualifications fees, printers and accounting fees, and fees and disbursements of counsel for the Company.

Payroll Protection Plan Loan

In December 2019, COVID-19 emerged globally and has been declared a pandemic. The extent to which COVID-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. In April 2020, the Company received a loan in the amount of $203,662 under the Payroll Protection Plan administered by the Small Business Administration. The loan accrues interest at an annual rate of 1%, payments are deferred for six months, and any amounts not forgiven pursuant to the Payroll Protection Plan, are payable over two years.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

June 9, 2020	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	June 9, 2020
Kevin Frija

/s/ Greg Pan	Director	June 9, 2020
Greg Pan