Form 10-Q
period 2020-03-31
VPR Brands, LP.
filed 2020-07-14
CIK 1376231

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at July 14, 2020:
Common Units, no par value	87,656,632 Units

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

You should read thoroughly this Quarterly Report on Form 10-Q and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this Quarterly Report on Form 10-Q, those in Part I., Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 and those in our other filings with the Securities and Exchange Commission.

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

The information which appears on our website, www.vprbrands.com, is not part of this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS

Current Assets:
Cash	$ 4,649	$ 22,797
Accounts receivable, net	6,999	107,381
Inventory, net	574,382	723,884
Vendor deposits	1,366	38,578
Deposits	16,780	16,780
Total current assets	604,176	909,420

Right to Use Asset	344,209	362,743
Total assets	$ 948,385	$ 1,272,163

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$ 316,862	$ 211,727
Customer deposits	5,000	5,000
Right to use obligation, current portion	49,114	46,282
Notes payable	648,015	749,156
Note payable-related parties	681,387	577,008
Convertible notes payable	1,025,000	1,025,000
Total current liabilities and total liabilities	2,725,378	2,614,173

Right to Use Obligation, net of current portion	322,787	336,180
Total liabilitites	3,048,165	2,950,353

Partners' Deficit:
Common units - 100,000,000 units authorized; 87,656,632 units
issued and outstanding	8,100,204	8,100,204
Accumulated deficit	(10,199,984)	(9,778,394)
Total partners' deficit	(2,099,780)	(1,678,190)
Total liabilities and partners' deficit	$ 948,385	$ 1,272,163

 The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$ 598,633	$ 1,318,049
Cost of Sales	386,128	779,027
Gross profit	212,505	539,022

Operating Expenses:
Selling, General and Administrative	476,824	564,605
Total operating expenses	476,824	564,605

Net Operating loss	(264,319)	(25,583)

Other Expense:
Interest expense	(82,893)	(73,764)
Interest expense- related parties	(74,378)	(39,337)
Total other expense, net	(157,271)	(113,101)

Net Loss	$ (421,590)	$ (138,684)

Loss Per Common Unit - Basic and Diluted	$ (0.00)	$ (0.00)

Weighted-Average Common Units Outstanding - Basic and Diluted	87,656,632	86,554,635

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Accumulated	Total
	Number	Amount	Deficit	Partners' Deficit
Three Months Ended March 31, 2019
Balance at December 31, 2018	85,975,911	$ 8,015,891	$ (8,599,384)	$ (583,493)
Conversion of convertible debt into common units	578,723	34,723	-	34,723
Net loss	-	-	(138,684)	(138,684)
Balance at March 31, 2019	86,554,634	$ 8,050,614	$ (8,738,068)	$ (687,454)

Three Months Ended March 31, 2020
Balance at December 31, 2019	87,656,632	$ 8,100,204	$ (9,778,394)	$ (1,678,190)
Net loss	-	-	(421,590)	(421,590)
Balance at March 31, 2020	87,656,632	$ 8,100,204	$ (10,199,984)	$ (2,099,780)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$ (421,590)	$ (138,684)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	-	5,466
Stock-based compensation	-	34,723
Changes in operating assets and liabilities:
Inventory	149,502	(103,467)
Vendor deposits	37,212	(80,226)
Prepaid expenses	-	(22,000)
Accounts receivable	100,382	(174,837)
Customer deposits	-	3,549
Right to use asset and obligation	7,973	(2,705)
Accounts payable and accrued expenses	105,135	(227,685)
Net cash used in operating activities	(21,386)	(705,866)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	1,000,000
Proceeds from notes payable, related parties	290,001	100,000
Payments of notes payable	(101,141)	(289,129)
Payments of notes payable, related parties	(185,622)	-
Net cash provided by financing activities	3,238	810,871

Change in Cash	(18,148)	105,005
Cash - Beginning of the Period	22,797	58,323
Cash - End of the Period	$ 4,649	$ 163,328

Supplemental Cash Flow Information:
Interest paid in cash	$ 152,398	$ 102,259
Income taxes paid in cash	$ -	$ -

Schedule of Non-Cash Financing and Investing Activities:
Operating lease right-of-use assets obtained in exchange for operating lease liability	$ -	$ 87,114

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1. ORGANIZATION

VPR Brands, LP (the “Company”, “we”, “us”, and “our”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed articles of conversion with the secretary of state of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2020 and December 31, 2019, the Company had recorded allowance for bad debt of $112,017.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $70,679.

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

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three months ended March 31, 2020 and 2019, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Applicable GAAP require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,676,133 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2020 and 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $421,590 for the three months ended March 31, 2020 and has an accumulated deficit of $10,199,984 and a working capital deficit of $2,121,202 at March 31, 2020. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of March 31, 2020 was $333,783.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1,240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the note as of March 31, 2020 was $165,408.

On September 13, 2019, the Company issued a promissory note in the principal amount of $95,000 (“BlueVine Note”) to BlueVine Capital, Inc. The principal amount due under the BlueVine Note bears interest at the rate of 27% per annum, and requires weekly payments of $4,062 until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 13, 2025. The BlueVine Note is unsecured. The balance of the note as of March 31, 2020 was $0.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of March 31, 2020 was $84,089.

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2020 is $41,435.

On December 23, 2019, the Company issued a promissory note in the principal amount of $23,300 (the “Kabbage Note #2”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $2,349 through maturity in December 2020. The Kabbage Note #2 is unsecured. The balance of the note as of March 31, 2020 was $23,300.

The following is a summary of notes payable activity for the three months ended March 31, 2020:

Balance at December 31, 2019	$ 749,156
Repayments of principal	(101,141)
Balance at March 31, 2020	$ 648,015

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured.   The balance of the note as of March 31, 2020 was $0.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of March 31, 2020 was $23,706.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of March 31, 2020 was $28,176.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“October 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the October 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in October 2020. The October 2019 Frija Note is unsecured. The balance of the October 2019 Frija Note as of March 31, 2020 was $55,204.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“November 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in November 2020. The November 2019 Frija Note is unsecured. The balance of the November 2019 Frija Note as of March 31, 2020 was $66,570.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“November 2019 Frija Note #2”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2019 Frija Note #2 bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in November 2020. The November 2019 Frija Note #2 is unsecured. The balance of the November 2019 Frija Note #2 as of March 31, 2020 was $71,130.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“December 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in December 2020. The December 2019 Frija Note is unsecured. The balance of the December 2019 Frija Note as of March 31, 2020 was $78,861.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“December 2019 Frija Note #2”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2019 Frija Note #2 bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 16, 2020. The Note is unsecured. The balance of the December 2019 Frija Note #2 as of March 31, 2020 was $81,361.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2020 Frija Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The January 2020 Frija Note is unsecured. The January 2020 Frija Note is unsecured. The balance of the January 2020 Frija Note as of March 31, 2020 was $90,609.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured. The February 2020 Frija Note is unsecured. The balance of the February 2020 Frija Note as of March 31, 2020 was $95,771.

On March 17, 2020, the Company issued a promissory note in the principal amount of $90,000 (the “March 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2020 Frija Note bears interest at the rate of 24% per annum, and the March 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on March 17, 2021.

The March 2020 Frija Note is unsecured. The balance of the March 2020 Frija Note as of March 31, 2020 was $90,000.

The following is a summary of notes payable – related parties activity for the three months ended March 31, 2020:

Balance at December 31, 2019	$577,008
New borrowings	290,001
Repayments of principal	(185,622)
Balance at March 31, 2020	$681,387

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of March 31, 2020 and December 31, 2019, the balance outstanding was $25,000.

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note (the “Brikor Note”) in the principal amount of $200,000 to Brikor LLC. The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) is due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption will be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of March 31, 2020 and December 31, 2019 was $200,000. Interest expense for three months ended March 31, 2020 totaled $9,000, of which $1,266 is included in accrued interest as of March 31, 2020.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of March 31, 2020 and December 31, 2019 was $200,000. Interest expense for three months ended March 31, 2020 totaled approximately $9,000.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  The balance of the note as of March 31, 2020 and December 31, 2019 was $200,000. Interest expense for three months ended March 31, 2020 totaled approximately $9,000, of which $1,266 is included in accrued interest as of March 31, 2020.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of March 31, 2020 and December 31, 2019 was $200,000. Interest expense for three months ended March 31, 2020 totaled approximately $9,000, of which $1,300 is included in accrued interest as of March 31, 2020.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of March 31, 2020 and December 31, 2019 was $200,000. Interest expense for three months ended March 31, 2020 totaled approximately $9,000, of which $1,300 is included in accrued interest as of March 31, 2020.

NOTE 7: PARTNERS’ DEFICIT

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

Pursuant to the terms of the Equity Purchase Agreement, the commitment period will commence upon the initial effective date of a Form S-1 Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below and will end on the earlier of (i) the date on which the Investor has purchased Put Shares from the Company pursuant to the Equity Purchase Agreement equal to the Maximum Commitment Amount, (ii) the date on which there is no longer an effective registration statement for the Put Shares, (iii) 24 months after the initial effectiveness of the Registration Statement planned to be filed to register the Put Shares in accordance with the Registration Rights Agreement as further described below, or (iv) written notice of termination by the Company to the Investor (which will not occur at any time that the Investor holds any of the Put Shares).

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

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

Years Ending December 31,
2020 (Remainder)	$ 99,900
2021	133,200
2022	133,200
2023	133,200
2024	122,100
Total	$621,600

At inception of the lease, the Company recorded a right to use asset and obligation of $299,500, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $18,534 of the right to use asset during the three months ended March 31, 2020.

Rent expense for the three months ended March 31, 2020 and 2019 was $$43,766 and $28,051, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

Note Payable

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured.

On June 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. The June 2020 Note is unsecured.

Payroll Protection Plan Loan

In April 2020, the Company received a loan in the amount of $203,662 under the Payroll Protection Plan administered by the Small Business Administration. The loan accrues interest at an annual rate of 1%, payments are deferred for six months, and any amounts not forgiven pursuant to the Payroll Protection Plan, are payable over two years.

Economic Injury Disaster Loan

On June 24, 2020, the Company received an Economic Injury Disaster Loan in the amount of $150,000, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following Management's Discussion and Analysis together with our unaudited condensed financial statements and notes to those financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that are based on our management's current expectations, estimates and projections about our business and operations. Our actual results may differ from those currently anticipated and expressed in such forward-looking statements.

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

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenues

Our revenues for the three months ended March 31, 2020 and 2019 were $598,633 and $1,318,049, respectively. The decrease was a result of decreased sales due to EVALI (“e-cigarette or vaping use-associated lung injury”), which affected the industry as a whole and hampered the Company’s sales significantly. Per the Centers for Disease Control and Prevention, as of February 15, 2020, the number of EVALI cases has diminished substantially. Management expects that sales will increase in future quarters as the number of EVALI cases continues to fall.

Cost of Sales

Cost of sales for the three months ended March 31, 2020 and 2019 was $386,128 and $779,027, respectively. The decrease is a result of the decreased sales during the current year. Gross margin decreased from 41% to 35% due to pricing pressures from the decreased demand related to the industry crisis.

Operating Expense

Operating expense for the three months ended March 31, 2020 was $476,824 as compared to $564,605 for the three months ended March 31, 2019. The decrease in operating expense is primarily due cost cutting measures implemented to offset decreased demand.

Other Expense)

Other expense increased to $157,271 for the three months ended March 31, 2020 as compared to $113,101 for the three months ended March 31, 2019 due to increased borrowings.

Net Loss

Net loss for the three months ended March 31, 2020 was $421,590 compared to a net loss of $138,684 for the three months ended March 31, 2019.

Liquidity and Capital Resources

The Company used cash in operating activities of $21,386 for three months ended March 31, 2020 as compared to $705,866 used in three months ended March 31, 2019. The decreased use of cash is primarily the result of decreased inventory and accounts receivable levels, as well as increased accounts payable, which have more than offset the increased loss in 2020 compared to 2019.

During the three months ended March 31, 2020, the Company received $290,001 from the issuance of notes payable to related parties, and repaid $286,763 of principal on notes payable. During the three months ended March 31, 2019, the Company received $1,000,000 of proceeds from the issuance of notes payable, received $100,000 of proceeds from related parties, and repaid $289,129 of principal on notes payable.

Assets

At March 31, 2020 and December 31, 2019, we had total assets of $948,385 and $1,272,163, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2020 the Company’s inventory was decreased by approximately $149,502 as a result of fewer purchases for new products, accounts receivable decreased by approximately $100,382 from decreased sales, vendor deposits decreased by $37,212, and we recorded a right-to-use asset of $362,743 as a result of implementing new lease accounting guidance effective January 1, 2019.

Liabilities

At March 31, 2020 and December 31, 2019, we had total liabilities of $3,048,165 and $2,950,353, respectively. The increase was primarily due to the issuance of convertible debt and notes payable in 2020, the right to use obligation of $371,901, offset by the repayment of existing notes payable and decrease in accounts payable.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations,   the Company expects to meet its current capital needs. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, our operations may be materially adversely affected and implementation of our plans for expansion will be delayed. If necessary, we may withdraw from certain growth strategies to conserve cash for continued operations.

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

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $421,590 for the three months ended March 31, 2020 and has an accumulated deficit of $10,199,984 and a working capital deficit of $2,121,202 at March 31, 2020. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, some of which require management to make subjective or complex judgments. These judgments involve making estimates and assumptions about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. The methods, estimates, interpretations and judgments we use in applying our most critical accounting policies can have a significant impact on the results that we report in our financial statements.

The following discussion provides supplemental information regarding the significant estimates, judgments and assumptions made in implementing the Company’s critical accounting policies.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2020 and December 31, 2019, the Company had recorded allowance for bad debt of $112,017.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $70,679.

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

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three months ended March 31, 2020 and 2019, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Recent Accounting Pronouncements

See Note 1 to our unaudited condensed financial statements, included in Part I, Item 1., Financial Information of this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of Mr. Frija, our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020. Based on such review and evaluation, Mr. Frija, in his capacity as our Chief Executive Officer and Chief Financial Officer, has concluded that, as of March 31, 2020, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings against us that could have a material adverse effect on our business, operating results or financial conditions.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2019. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

VPR BRANDS, LP

By: /s/ Kevin Frija
Chief Executive Officer and President
(principal executive officer, principal financial officer and principal accounting officer)

Dated: July 14, 2020
27