Form 10-Q
period 2020-09-30
VPR Brands, LP.
filed 2020-11-19
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☒   Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 19, 2020:
Common Units, No par value	87,656,632 Units

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

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash	$11,601	$22,797
Accounts receivable, net	31,868	107,381
Inventory, net	520,332	723,884
Vendor deposits	50,016	38,578
Deposits	16,780	16,780
Total current assets	630,597	909,420

Right to Use Asset	309,249	362,743
Total assets	$939,846	$1,272,163

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$411,081	$211,727
Customer deposits	5,000	5,000
Right to use obligation, current portion	55,311	46,282
Notes payable	469,101	749,156
Note payable-related parties	570,086	577,008
Convertible notes payable	1,025,000	1,025,000
Total current liabilities and total liabilities	2,535,579	2,614,173

Note payable, less current portion	363,562	-
Right to Use Obligation, net of current portion	293,491	336,180
Total liabilitites	3,192,632	2,950,353

Partners' Deficit:
Common units - 100,000,000 units authorized; 87,656,632 units
issued and outstanding	8,100,204	8,100,204
Accumulated deficit	(10,352,990)	(9,778,394)
Total partners' deficit	(2,252,786)	(1,678,190)
Total liabilities and partners' deficit	$939,846	$1,272,163

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$993,509	$1,435,063	$2,797,512	$4,334,358
Cost of Sales	562,057	824,429	1,699,876	2,628,479
Gross profit	431,452	610,634	1,097,636	1,705,879

Operating Expenses:
Selling, General and Administrative	393,196	675,648	1,242,671	1,834,985
Total operating expenses	393,196	675,648	1,242,671	1,834,985

Net Operating Income (Loss)	38,256	(65,014)	(145,035)	(129,106)

Other Expense:
Interest expense	(76,404)	(41,519)	(215,441)	(195,214)
Interest expense- related parties	(64,504)	(45,988)	(214,120)	(155,738)
Total other expense, net	(140,908)	(87,507)	(429,561)	(350,952)

Net Loss	$(102,652)	$(152,521)	$(574,596)	$(480,058)

Loss Per Common Unit - Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted-Average Common Units Outstanding - Basic and Diluted	87,656,632	87,105,633	87,656,632	86,740,319

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units			Total
	Number	Amount	Accumulated Deficit	Partners' Deficit
Nine Months Ended September 30, 2019
Balance at December 31, 2018	85,975,911	$8,015,891	$(8,599,384)	$(583,493)
Conversion of convertible debt into common units	578,723	34,723	-	34,723
Net loss	-	-	(138,684)	(138,684)
Balance at March 31, 2019	86,554,634	8,050,614	(8,738,068)	(687,454)
Net loss	-	-	(188,853)	(188,853)
Balance at June 30, 2019	86,554,634	8,050,614	(8,926,921)	(876,307)
Common units issued to employees	1,101,998	49,590	-	49,590
Net loss	-	-	(152,521)	(152,521)
Balance at September 30, 2019	87,656,632	$8,100,204	$(9,079,442)	$(979,238)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	87,656,632	$8,100,204	$(9,778,394)	$(1,678,190)
Net loss	-	-	(421,590)	(421,590)
Balance at March 31, 2020	87,656,632	8,100,204	(10,199,984)	(2,099,780)
Net loss	-	-	(50,354)	(50,354)
Balance at June 30, 2020	87,656,632	8,100,204	(10,250,338)	(2,150,134)
Net loss	-	-	(102,652)	(102,652)
Balance at September 30, 2020	87,656,632	$8,100,204	$(10,352,990)	$(2,252,786)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(574,596)	$(480,058)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	-	16,397
Stock-based compensation	-	84,313
Changes in operating assets and liabilities:
Inventory	203,552	(255,908)
Vendor deposits	(11,438)	(205,987)
Prepaid expenses	-	(22,000)
Accounts receivable	75,513	(26,182)
Customer deposits	-	3,549
Right to use asset and obligation	19,834	(8,443)
Accounts payable and accrued expenses	199,354	(191,263)
Net cash used in operating activities	(87,781)	(1,085,582)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	1,000,000
Proceeds from notes payable	363,562	782,000
Payments of notes payable	(280,055)	(727,869)
Proceeds from notes payable, related parties	655,002	-
Payments of notes payable, related parties	(661,924)	-
Net cash provided by financing activities	76,585	1,054,131

Decrease in Cash	(11,196)	(31,451)
Cash - Beginning of the Period	22,797	58,323
Cash - End of the Period	$11,601	$26,872

Supplemental Cash Flow Information:
Interest paid in cash	$373,043	$300,990
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activities:
Operating lease right-of-use assets obtained in exchange for operating lease liability	$-	$87,114

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2020 and December 31, 2019, the Company had recorded allowance for bad debt of $112,017.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2020 and December 31, 2019, the Company had recorded a provision for obsolescence of $72,614 and $71,736, respectively.

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

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the nine months ended September 30, 2020 and 2019, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 10,676,133 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the nine months ended September 30, 2020 and 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $574,596 for the nine months ended September 30, 2020 and has an accumulated deficit of $10,352,990 and a working capital deficit of $1,904,982 at September 30, 2020. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

Notes Payable- Unrelated Parties

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of September 30, 2020 was $314,247.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1,240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the note as of September 30, 2020 was $36,363.

On September 13, 2019, the Company issued a promissory note in the principal amount of $95,000 (“BlueVine Note”) to BlueVine Capital, Inc. The principal amount due under the BlueVine Note bears interest at the rate of 27% per annum, and required weekly payments of $4,062 until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest was due on July 13, 2025. The BlueVine Note is unsecured and was paid in full during the nine months ended September 30, 2020. The balance of the note as of September 30, 2020 was $0.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of September 30, 2020 was $60,971.

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,435. The balance of the loan as of September 30, 2020 is $41,435.

On December 23, 2019, the Company issued a promissory note in the principal amount of $23,300 (the “Kabbage Note #2”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $2,349 through maturity in December 2020. The Kabbage Note #2 is unsecured. The balance of the note as of September 30, 2020 was $16,085.

Payroll Protection Program Loan

The Company’s long-term debt is comprised of promissory notes pursuant to the Paycheck Protection Program and Economic Injury Disaster Loan (see below), under Coronavirus Aid, Relief and Economic Security Act (“CARES ACT”) enacted on March 27, 2020 and revised under the provisions of the PayCheck Protection Flexibility Act of 2020 on June 5, 2020 and administered by the United States Small Business Administration (“SBA”).

In April 2020, the Company received a loan in the amount of $203,662 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years 2 by mutual agreement of the Company and SBA. The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $203,662 as of September 30, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $159,900 as of September 30, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

The following is a summary of notes payable activity for the nine months ended September 30, 2020:

Balance at December 31, 2019 Proceeds from notes payable	$ 749,156 363,562
Repayments of notes payable	(280,055)
Balance at September 30, 2020	$832,663
Current portion	$469,101
Notes payable, less current portion	$363,562

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest was due on February 1, 2020. The February 2019 Frija Note was paid in full during the nine months ended September 30, 2020. The February 2019 Frija Note is unsecured and had a balance as of September 30, 2020 of $0.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest was due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The June 2019 Frija/Hoff Note was paid in full during the nine months ended September 30, 2020. The June 2019 Frija/Hoff Note is unsecured and had a balance as of September 30, 2020 of $0.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured and had a balance as of September 30, 2020 of $7,557.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“October 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the October 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in October 2020. The October 2019 Frija Note is unsecured and had balance as of September 30, 2020 of $2,476.

On November 8, 2019 and November 15, 2019, the Company issued two separate notes with an aggregate principal amount of $200,002 (“November 2019 Frija Notes”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in November 2020. The November 2019 Frija Notes are unsecured and had an aggregate balance as of September 30, 2020 of $20,490.

 On December 9, 2019 and December 16, 2019, the Company issued two separate notes with an aggregate principal amount of $200,002 (“December 2019 Frija Notes”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2019 Frija Notes bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in December 2020. The December 2019 Frija Notes is unsecured. The balance of the December 2019 Frija Notes as of September 30, 2020 was $56,059.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured. The Note is unsecured. The balance of the note as of September 30, 2020 was $43,106.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured and had balance as of September 30, 2020 was $49,755.

On March 17, 2020, the Company received $90,000 pursuant to a promissory note in the principal amount of $100,001 (“March 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The remaining amount of principal of $10,001 was received in April 2020. The principal amount due under the March 2020 Frija Note bears interest at the rate of 24% per annum, and the March 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The March 2020 Frija Note is unsecured and had a balance as of September 30, 2020 was $59,873.

On June 18, 2020 and June 22, 2020, the Company issued two separate promissory notes with an aggregate principal amount of $130,000 (the “June 2020 Notes”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Notes bears interest at the rate of 24% per annum, and the June 2020 Notes permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Notes. The June 2020 Notes are unsecured and had a balance as of September 30, 2020 of $175,769.

On September 17, 2020 and September 25, 2020, the Company issued two separate promissory notes with an aggregate principal amount of $155,000 (the “September 2020 Notes”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2020 Notes bears interest at the rate of 24% per annum, and the September 2020 Notes permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 2020 Frija Note is unsecured and had balance as of September 30, 2020 was $155,000.

The following is a summary of notes payable – related parties activity for the nine months ended September 30, 2020:

Balance at December 31, 2019	$577,008
New borrowings	655,002
Repayments of principal	(661,924)
Balance at September 30, 2020	$570,086

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of September 30, 2020, and December 31, 2019, the balance outstanding was $25,000.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of September 30, 2020 and December 31, 2019 was $200,000. Interest expense for nine months ended September 30, 2020 totaled $27,000, of which $4,266 is included in accounts payable and accrued expenses as of September 30, 2020.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of September 30, 2020 and December 31, 2019 was $200,000. Interest expense for nine months ended September 30, 2020 totaled approximately $27,000, of which $4,600 is included in accounts payable and accrued as of September 30, 2020.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  The balance of the note as of September 30, 2020 and December 31, 2019 was $200,000. Interest expense for nine months ended September 30, 2020 totaled approximately $27,000, of which $4,266 is included in accounts payable and accrued as of September 30, 2020.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of September 30, 2020 and December 31, 2019 was $200,000. Interest expense for nine months ended September 30, 2020 totaled approximately $27,000, of which $3,900 is included in accounts payable and accrued as of September 30, 2020.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of September 30, 2020 and December 31, 2019 was $200,000. Interest expense for nine months ended September 30, 2020 totaled approximately $27,000, of which $3,900 is included in accounts payable and accrued as of September 30, 2020.

NOTE 7: PARTNERS’ DEFICIT

Amendment to Partnership Agreement

On January 23, 2020, the Company executed the Second Amendment (the “Second Amendment”) to Limited Partnership Agreement (the “Agreement”) in order to create a new class of Company securities titled Class A preferred units.

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

Years Ending December 31,
2020 (Remainder)	$ 33,300
2021	133,200
2022	133,200
2023	133,200
2024	122,100
Total	$555,000

At inception of the lease, the Company recorded a right to use asset and obligation of $378,426, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $53,494 of the right to use asset during the nine months ended September 30, 2020.

Rent expense for the nine months ended September 30, 2020 and 2019 was $126,831 and $85,565, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “November 2020 Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the November 2020 Note bears interest at the rate of 24% per annum, and the November 2020 Note permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Note is unsecured.

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

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenues

Our revenues for the three months ended September 30, 2020 and 2019 were $993,509 and $1,435,063, respectively. The decrease in revenues is related to the ban on flavored e-cigarettes implemented by the U.S. Food and Drug Administration and disturbances to our revenue channels from COVID-19.

Cost of Sales

Cost of sales for the three months ended September 30, 2020 and 2019 was $562,057 and $824,429, respectively. The decrease is a result of the decreased sales during the current year. Gross margin remained at 43% due to pricing pressures from the decreased demand related to the industry crisis.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $393,196 as compared to $675,648 for the three months ended September 30, 2019. The decrease in expenses is primarily due cost cutting measures to offset decreased demand.

Other Expense

Interest expense increased to $140,908 for the three months ended September 30, 2020 as compared to $87,507 for the three months ended September 30, 2019 due to increased borrowings.

Net Loss

Net loss for the three months ended September 30, 2020 was $102,652 compared to a net loss of $152,521 for the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenues

Our revenues for the nine months ended September 30, 2020 and 2019 were $2,797,512 and $4,334,358, respectively. The decrease in revenues is related to the ban on flavored e-cigarettes implemented by the U.S. Food and Drug Administration and disturbances to our revenue channels from COVID-19.

Cost of Sales

Cost of sales for the nine months ended September 30, 2020 and 2019 was $1,699,876 and $2,628,479, respectively. The decrease is a result of the decreased sales during the current year. Gross margin remained at 39% due to pricing pressures from the decreased demand related to the industry crisis.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $1,242,671 as compared to $1,834,985 for the nine months ended September 30, 2019. The decrease in expenses is primarily due cost cutting measures to offset decreased demand.

Other Expense

Interest expense increased to $429,561 for the nine months ended September 30, 2020 as compared to $350,952 for the nine months ended September 30, 2019 due to increased borrowings.

Net Loss

Net loss for the nine months ended September 30, 2020 was $574,596 compared to a net loss of $480,058 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

The Company used cash in operating activities of $87,781 for nine months ended September 30, 2020 as compared to $1,085,582 used in nine months ended September 30, 2019. Cash used in operations in 2020 was the result of the Company’s net loss of approximately $575,000, offset by decreases in inventory and accounts receivable levels as well as increase accounts payable. Cash used in operations in 2019 was the result of the Company’s net loss of approximately $480,000, and increases in inventory and accounts receivable levels as well as a decrease accounts payable.

During the nine months ended September 30, 2020, the Company received $655,002 from the issuance of notes payable to related parties, repaid $661,924 of principal on notes payable to related parties, repaid $280,055 of principal on notes payable, and received $363,562 of notes payable proceeds under the Payment Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) program. Both the PPP and EIDL are financial programs under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) signed into law by the U.S. President on March 27, 2020 to provide economic relief to small businesses adversely impacted by COVID-19.

During the nine months ended September 30, 2019, the Company received $1,000,000 of proceeds from the issuance of notes payable, received $782,000 of proceeds from related parties, and repaid $727,869 of principal on notes payable.

Assets

At September 30, 2020 and December 31, 2019, we had total assets of $939,846 and $1,272,163, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2020 the Company’s inventory was decreased by approximately $204,000 as a result of fewer purchases for new products, accounts receivable decreased by approximately $76,000 from decreased sales, vendor deposits increased by $11,438, and decrease in the right-to-use asset of $53,494.

Liabilities

At September 30, 2020 and December 31, 2019, we had total liabilities of $3,192,632 and $2,950,353, respectively. The increase was primarily due to the issuance of notes payable and notes payable to related parties in 2020 of $1,018,564 and an increase in accounts payable, offset by the decrease in the right to use obligation of $33,660, offset by the repayment of existing notes payable of $941,979.

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

Going Concern

The Company has incurred losses since inception, including $574,596 and $480,058 during the nine months ended September 30, 2020 and 2019, respectively, resulting in an accumulated deficit of $10,352,990 and negative working capital of $1,904,982 as of September 30, 2020. As of September 30, 2020, the Company had approximately $11,600 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property of the Company.

In December 2019, COVID-19 emerged globally and has been declared a pandemic. The extent to which COVID-19 will impact our customers, business, results and financial condition will depend on current and future developments, which are highly uncertain and cannot be predicted at this time. In April 2020, the Company received a loan in the amount of $203,662 under the Payroll Protection Program administered by the Small Business Administration. The loan accrues interest at an annual rate of 1%, payments are deferred, and any amounts not forgiven pursuant to the Payroll Protection Program, are payable over two years and can be extended to five years with mutual agreement between the Company and the SBA.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

10.2	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL Instance Document *

101.SCH XBRL Taxonomy Extension Schema Document *

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB XBRL Taxonomy Extension Label Linkbase Document *

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

Dated: November 19, 2020