Form 10-K
period 2020-12-31
VPR Brands, LP.
filed 2021-04-15
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $1,616,182. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant's voting and non-voting common units representing limited partner interests outstanding as of March 31, 2021 was 85,975,911.

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

PART I

Item 1.

Our Business

We are a company engaged in the electronic cigarette, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer patent and pocket lighter patents which are the basis for our efforts to:

•	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;
•	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;
•	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;
•	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;
•	Prosecute and enforce our patent rights;
•	License our intellectual property; and
•	Develop private label manufacturing programs.

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

We have developed a line of electronic cigarette e-liquids which were previously sold under the brand name “Helium.” We plan to develop a complete line of disposable and rechargeable electronic personal vaporizers for cannabis and CBD under the Helium brand.

Disposable electronic vaporizers feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine-free solution is depleted.

Rechargeable electronic vaporizers feature a rechargeable battery and replaceable cartridge. The cartridges are changed when the solution is depleted from use.

Personal vaporizers are similar in form and function to electronic cigarettes but typically have a larger form factor and are used to vaporize solutions that are not nicotine-based and may include flavors and or flavor combinations. They are most widely used for cannabis extracts including CBD.

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

The U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, even for medical purposes. Therefore, federal law criminalizing the use of marijuana preempts state laws that legalize its use for medicinal purposes.

The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the U.S. Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug CBD, a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

The Company maintains its operations so as to remain in compliance with the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws, or conspire with another to violate them.

The inconsistencies between federal and state regulation of cannabis were addressed in a memorandum (the “Cole Memo”) which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in 2013 outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a new memorandum which rescinded the Cole Memo (the “Sessions Memo”). The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021 has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. It is also possible that the change of Congressional leadership in January 2021 could change the priorities of Congress and encourage reconciliation of federal and state laws. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law in regard to the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For fiscal years 2015, 2016, 2017 and 2018, Congress adopted a so-called “rider” provision to the Consolidated Appropriations Acts (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. The Rohrabacher-Blumenauer Amendment was included in the fiscal year 2018 budget passed on March 23, 2018. The Rohrabacher-Blumenauer Amendment was included in the consolidated appropriations bill signed into legislation by former President Trump in February 2019. In signing the Rohrabacher-Blumenauer Amendment, former President Trump issued a signing statement noting that the Rohrabacher-Blumenauer Amendment “provides that the Department of Justice may not use any funds to prevent implementation of medical marijuana laws by various States and territories,” and further stating “I will treat this provision consistent with the President’s constitutional responsibility to faithfully execute the laws of the United States.” On June 20, 2019, the House approved a broader amendment that, in addition to protecting state medical cannabis programs, would also protect state adult use programs. On September 26, 2019, the Senate Appropriations Committee declined to take up the broader amendment but did approve the Rohrabacher-Blumenauer Amendment for the fiscal year 2020 spending bill. On September 27, 2019, the Rohrabacher-Blumenauer Amendment was renewed as part of a stopgap spending bill, in effect through November 21, 2019, and was then renewed through a series of stopgap spending bills passed in 2020. On December 27, 2020, the amendment was renewed through the signing of the fiscal year 2021 omnibus spending bill, effective through September 30, 2021. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

The Cole Memo and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memo has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. Vice President Kamala Harris is the lead sponsor of the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

Although the U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, and federal law criminalizing the use of marijuana preempts state laws that legalize its use, cannabis is largely regulated at the state level.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2020, 35 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the cultivation and sale of cannabis for medical purposes. In 15 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. In November 2020, voters in Arizona, Montana, New Jersey and South Dakota voted by referendum to legalize cannabis for adult use, and voters in Mississippi and South Dakota voted to legalized cannabis for medical use, and in February 2021, the Virginia legislature approved a bill that would legalize cannabis for adult use beginning in 2024. The Virginia bill is awaiting signature by the governor, and if signed, Virginia will be the first southern state to legalize cannabis for adult use. Also in February 2021, New Jersey Governor Phil Murphy signed three bills into law that legalize cannabis for adult use.

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

As part of the “Consolidated Appropriations Act, 2021,” in the most recent COVID-19 relief bill signed into law on December 27, 2020, the U.S. Congress amended the Prevent All Cigarette Trafficking (“PACT”) Act to apply to e-cigarettes and all vaping products.

Originally passed in 2009, the PACT Act amended the existing Jenkins Act of 1949, which required interstate shippers to report cigarette sales to state tobacco tax administrators in order to combat illicit sales and tax avoidance. The PACT Act, among other things, prohibited the use of the U.S. Postal Service (“USPS”) to deliver cigarettes and smokeless tobacco products directly to consumers.

In addition to the non-mailing provisions, the PACT Act requires anyone who sells cigarettes or smokeless tobacco to register with the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”) and the tobacco tax administrators of the states into which a shipment is made or in which an advertisement or offer is disseminated. Delivery sellers who ship cigarettes or smokeless tobacco to consumers are further required to label packages as containing tobacco, verify the age and identity of the customer at purchase, use a delivery method (other than USPS) that checks identification and obtains adult customer signature at delivery, and maintain records of delivery sales for a period of four years after the date of sale, among other things.

The PACT Act also requires sellers to file a monthly report with the state tobacco tax administrator and any other local or tribal entity that taxes the sale of cigarettes. Such reports must include the name and address of the persons delivering and receiving the shipment and the brand and quantity of the “cigarettes” that were shipped. These requirements apply to all sales of cigarettes and smokeless tobacco, including sales to consumers and sales between businesses.

The PACT Act mandates that the ATF maintain a non-compliant list of persons who fail to comply with the Act. Placement on the list bars common carriers and other persons from delivering products sold by the listed company. ATF distributes the list to common carriers, USPS, credit card companies, and others to help enforce the list.

The 2020 PACT Act amendment, the “Preventing Online Sales of E-Cigarettes to Children Act,” modifies the original definition of “cigarette” in the PACT Act to include Electronic Nicotine Delivery Systems (“ENDS”). The term “ENDS” is defined very broadly to essentially include all vaping products, liquids, components, and accessories, whether they contain nicotine or not. Specifically, an ENDS product is defined as “any electronic device that, through an aerosolized solution, delivers nicotine, flavor, or any other substance to the user inhaling from the device,” including “an e-cigarette; an e-hookah; an e-cigar; a vape pen; an advanced refillable personal vaporizer; an electronic pipe; and any component, liquid, part, or accessory of a device described [above], without regard to whether the component, liquid, part, or accessory is sold separately from the device.” (Emphasis added.) Based on this definition of ENDS, zero-nicotine e-liquids, synthetic “tobacco-free” nicotine e-cigarettes, and CBD/THC/hemp vape pens, among other things, would all appear to be captured.

The PACT Act requirements summarized above became effective in March 2021. Certain requirements (e.g., labeling, weight restrictions, and 21+ age verification on delivery) only apply to direct-to-consumer sales (made through common carriers or private delivery services). The registration and reporting requirements apply to all sales, including business-to-business sales.

As noted, the amended PACT Act now prohibits the use of the USPS to deliver “ENDS” directly to consumers. The mail ban is expected to go into effect in April 2021, although the final form of the regulations has not yet been determined.

For example, the PACT Act has historically exempted businesses-to-business deliveries from the USPS ban. Specifically, the USPS ban does not extend to tobacco products mailed only for business purposes between legally operating businesses that have all applicable State and Federal Government licenses or permits and are engaged in tobacco product manufacturing, distribution, wholesale, export, import, testing, investigation, or research. Companies seeking to use USPS for business-to-business deliveries must first submit an application to the USPS Pricing and Classification Service Center and comply with several other shipping, labeling, and delivery requirements. It is possible that, when published, the USPS’ regulations will to permit business-to-business deliveries for ENDS. There is no assurance, however, that such deliveries will be permitted.

Critically for the vapor industry, the most commonly used carriers, Federal Express and United Parcel Service (“UPS”), have announced that they would cease all deliveries of vapor products. FedEx now prohibits, among other things, e-cigarettes, vaporizers, hooka and shisha, even if the sender has proper licenses and is authorized to ship tobacco products. Beginning April 5, 2021, the shipment of vaping products, including any and all noncombustible liquid or gel, regardless of the presence of nicotine, capable of being used with or for the consumption of nicotine, and all related vape devices, products and accessories, are prohibited by UPS.

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

Business Strategy

VPR Brands is a holding company, whose assets include an issued U.S. patent for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components, as well as pocket lighters. The Company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette personal vaporizer and pocket lighter patents are the basis for our efforts to:

•	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

•	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

•	Design, market and distribute a line of CBD products under the “GOLD LINE” brand;

•	Design, market and distribute electronic cigarettes and popular vaporizers;

•	Prosecute and enforce our patent rights;

•	License our intellectual property; and

•	Develop private label manufacturing programs.

Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes.

We design, develop, market and distribute a line of products oriented toward the cannabis markets, which is the HoneyStick brand of vaporizers and the Goldline CBD products. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The original HoneyStick vaporizer placed second in the High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized.

Patent Rights

We are evaluating our options and conducting investigations to determine if our intellectual property is being infringed upon in the U.S. and if so, by whom. We are exploring legal options and strategies related to prosecuting infringers and pursuing available remedies. The Company has hired a law firm on contingency basis to file suit against infringers.

License of our Technology

In light of recent lawsuits filed against several electronic cigarette companies, we believe that an opportunity exists to license our patented technology to companies named in those lawsuits and others who may be seeking an alternative to the electronic cigarette technologies which are or may be subject to patent litigation. The Company is actively enforcing its intellectual property rights via lawsuits against infringers.

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

We also compete against “big tobacco”, U.S. cigarette manufacturers of both conventional tobacco cigarettes and electronic cigarettes like Altria Group, Inc., Lorillard, Inc. and Reynolds American, Inc. We compete against big tobacco who offers not only conventional tobacco cigarettes and electronic cigarettes but also smokeless tobacco products such as “snus” (a form of moist ground smokeless tobacco that is usually sold in sachet form that resembles small tea bags), chewing tobacco and snuff. Big tobacco has nearly limitless resources, global distribution networks in place and a customer base that is fiercely loyal to their brands. Furthermore, we believe that big tobacco will devote more attention and resources to developing and offering electronic cigarettes as the market for electronic cigarettes grows. Because of their well-established sales and distribution channels, marketing expertise and significant resources, big tobacco is better positioned than small competitors like us to capture a larger share of the electronic cigarette market.

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

The following are the website domains acquired:

Greenecig.com

Greenpuffer.com

Mrecig.com

Nicstics.com

Onedollarecig.com

Onedollarecigs.com

Smokeexchange.com

Smokegenius.com

www.vaporin.com

www.kraveit.com

www.vapehoneystick.com

www.ivaporx.com

Government Regulations

Tobacco Deemed Products

Pursuant to a December 2010 decision by the U.S. Court of Appeals for the District of Columbia Circuit, in Sottera, Inc. v. Food & Drug Administration, 627 F.3d 891 (D.C. Cir. 2010), the FDA is permitted to regulate electronic cigarettes as “tobacco products” under the Family Smoking Prevention and Tobacco Control Act of 2009 (the “Tobacco Control Act”). Under this Court decision, the FDA is not permitted to regulate electronic cigarettes as “drugs” or “devices” or a “combination product” under the Federal Food, Drug and Cosmetic Act unless they are marketed for therapeutic purposes.

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

The Company has not filed any PMTAs. We have switched all of our nicotine products to Tobacco Free Nicotine and/or have almost completely stopped selling nicotine based vapor products. The Company has determined to focus on cannabis vape hardware products and lighters.

In addition to federal regulation, state and local governments currently legislate and regulate tobacco products, including what is considered a tobacco product, how tobacco taxes are calculated and collected, to whom tobacco products can be sold and by whom, in addition to where tobacco products, specifically cigarettes may be smoked and where they may not. Certain municipalities have enacted local ordinances which preclude the use of e-

liquid, e-cigarettes and other vaping products where traditional tobacco burning cigarettes cannot be used and certain states have proposed legislation that would categorize vaping products as tobacco products, equivalent to their tobacco burning counterparts. If these bills become laws, vaping products may lose their appeal as an alternative to traditional cigarettes, which may have the effect of reducing the demand for the products.

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

At present, neither the Prevent All Cigarette Trafficking Act (which prohibits the use of the USPS to mail most tobacco products and which amends the Jenkins Act, which would require individuals and businesses that make interstate sales of cigarettes or smokeless tobacco to comply with state tax laws) nor the Federal Cigarette Labeling and Advertising Act (which governs how cigarettes can be advertised and marketed) apply to electronic cigarettes. The application of either or both of these federal laws to electronic cigarettes would have a material adverse effect on our business, results of operations and financial condition.

As part of the “Consolidated Appropriations Act, 2021,” in the most recent COVID-19 relief bill signed into law on December 27, 2020, the U.S. Congress amended the Prevent All Cigarette Trafficking (“PACT”) Act to apply to e-cigarettes and all vaping products.

Originally passed in 2009, the PACT Act amended the existing Jenkins Act of 1949, which required interstate shippers to report cigarette sales to state tobacco tax administrators in order to combat illicit sales and tax avoidance. The PACT Act, among other things, prohibited the use of the U.S. Postal Service (“USPS”) to deliver cigarettes and smokeless tobacco products directly to consumers.

In addition to the non-mailing provisions, the PACT Act requires anyone who sells cigarettes or smokeless tobacco to register with the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”) and the tobacco tax administrators of the states into which a shipment is made or in which an advertisement or offer is disseminated. Delivery sellers who ship cigarettes or smokeless tobacco to consumers are further required to label packages as containing tobacco, verify the age and identity of the customer at purchase, use a delivery method (other than USPS) that checks identification and obtains adult customer signature at delivery, and maintain records of delivery sales for a period of four years after the date of sale, among other things.

The PACT Act also requires sellers to file a monthly report with the state tobacco tax administrator and any other local or tribal entity that taxes the sale of cigarettes. Such reports must include the name and address of the persons delivering and receiving the shipment and the brand and quantity of the “cigarettes” that were shipped. These requirements apply to all sales of cigarettes and smokeless tobacco, including sales to consumers and sales between businesses.

The PACT Act mandates that the ATF maintain a non-compliant list of persons who fail to comply with the Act. Placement on the list bars common carriers and other persons from delivering products sold by the listed company. ATF distributes the list to common carriers, USPS, credit card companies, and others to help enforce the list.

The 2020 PACT Act amendment, the “Preventing Online Sales of E-Cigarettes to Children Act,” modifies the original definition of “cigarette” in the PACT Act to include Electronic Nicotine Delivery Systems (“ENDS”). The term “ENDS” is defined very broadly to essentially include all vaping products, liquids, components, and accessories, whether they contain nicotine or not. Specifically, an ENDS product is defined as “any electronic device that, through an aerosolized solution, delivers nicotine, flavor, or any other substance to the user inhaling from the device,” including “an e-cigarette; an e-hookah; an e-cigar; a vape pen; an advanced refillable personal vaporizer; an electronic pipe; and any component, liquid, part, or accessory of a device described [above], without regard to whether the component, liquid, part, or accessory is sold separately from the device.” (Emphasis added.) Based on this definition of ENDS, zero-nicotine e-liquids, synthetic “tobacco-free” nicotine e-cigarettes, and CBD/THC/hemp vape pens, among other things, would all appear to be captured.

The PACT Act requirements summarized above became effective in March 2021. Certain requirements (e.g., labeling, weight restrictions, and 21+ age verification on delivery) only apply to direct-to-consumer sales (made through common carriers or private delivery services). The registration and reporting requirements apply to all sales, including business-to-business sales.

As noted, the amended PACT Act now prohibits the use of the USPS to deliver “ENDS” directly to consumers. The mail ban is expected to go into effect in April 2021, although the final form of the regulations has not yet been determined.

For example, the PACT Act has historically exempted businesses-to-business deliveries from the USPS ban. Specifically, the USPS ban does not extend to tobacco products mailed only for business purposes between legally operating businesses that have all applicable State and Federal Government licenses or permits and are engaged in tobacco product manufacturing, distribution, wholesale, export, import, testing, investigation, or research. Companies seeking to use USPS for business-to-business deliveries must first submit an application to the USPS Pricing and Classification Service Center and comply with several other shipping, labeling, and delivery requirements. It is possible that, when published, the USPS’ regulations will to permit business-to-business deliveries for ENDS. There is no assurance, however, that such deliveries will be permitted.

Critically for the vapor industry, the most commonly used carriers, Federal Express and United Parcel Service (“UPS”), have announced that they would cease all deliveries of vapor products. FedEx now prohibits, among other things, e-cigarettes, vaporizers, hooka and shisha, even if the sender has proper licenses and is authorized to ship tobacco products. Beginning April 5, 2021, the shipment of vaping products, including any and all noncombustible liquid or gel, regardless of the presence of nicotine, capable of being used with or for the consumption of nicotine, and all related vape devices, products and accessories, are prohibited by UPS.

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

Frija Notes

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $12,798, which was fully paid during the year ended December 31, 2020.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of December 31, 2019 was $51,265, which was fully paid during the year ended December 31, 2020.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $7,356 and $57,145, respectively.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $80,728, respectively.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $89,033, respectively.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $956 and $90,646, respectively.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $1,510 and $95,392, respectively.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $4,084 and $100,001, respectively.

Notes Issued by the Company in 2020

 Frija Notes

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured. The balance of the January 2020 Frija Note as of December 31, 2020 was $9,671.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured and had a balance as of December 31, 2020 of $21,963.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2021 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2021 Note bears interest at the rate of 24% per annum, and the April 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2021 Note is unsecured. The balance of the April 2021 Note as of December 31, 2020 was $38,071.

On June 22, 2020, the Company a promissory note in the principal amount of $100,001 (together, the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Note. The June 2020 Note is unsecured and had an aggregate balance as of December 31, 2020 of $53,243.

On August 19, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “August 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2020 Note bears interest at the rate of 24% per annum, and the August 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 19, 2021. The August 2020 Note is unsecured. The balance of the August 2020 Note as of December 31, 2020 was $80,782.

On September 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “September 22, 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 22, 2020 Note bears interest at the rate of 24% per annum, and the September 22, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 22, 2020 Note is unsecured. The balance of the September 22, 2020 Note as of December 31, 2020 was $94,157.

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “November 2020 Frija/Hoff Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company, and Dan Hoff, the Company’s Chief Operating Officer. The principal amount due under the November 2020 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Frija Note is unsecured. The balance of the November 2020 Frija Note as of December 31, 2020 was $96,173.

On December 1, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “December 1, 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 1, 2020 Note bears interest at the rate of 24% per annum, and the December 1, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 1, 2021. The December 1, 2020 Note is unsecured. The balance of the December 1, 2020 Note as of December 31, 2020 was $100,000.

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,001 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2020 was $95,000.

Employees

As of December 31, 2020, we had 12 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

For the fiscal years ended December 31, 2020 and 2019, we reported net losses of $563,779 and $1,179,010, respectively, and negative cash flow from operating activities of $69,607 and $1,335,958, respectively. As of December 31, 2020, we had an aggregate accumulated deficit of approximately $10,340,000 and negative working capital of $1,892,210. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions, accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

As a result of these net losses and cash flow deficits and other factors we have disclosed, there is a substantial doubt about our ability to continue as a going concern.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or principal financial officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

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

As of the date of this Annual Report on Form 10-K, we are not preparing to submit PMTAs for certain of our traditional nicotine electronic cigarette and vapor products, including, but not limited to menthol and/or tobacco products. We are also evaluating the potential investment and returns associated with filing additional PMTAs for other products after the May 2020 expiration of the grace period (which on April 22, 2020 the FDA was granted by the court, a 120-day extension of the May 12 deadline) which we expect to cost at least $750,000 per application, which cost may vary based on several factors including the selection of contract research organizations to assist with the application process, as well as variable costs associated with scientific, market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any our products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted by the Company is denied, we will be required to cease the marketing and distribution of such our products, which, in turn, would have a material adverse effect on the Company’s business, results of operations and financial condition. Furthermore, there can be no assurance that if the Company were to complete a PMTA for any of the affected our products, that any application would be approved by the FDA.

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

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 85,975,911 common units outstanding as of December 31, 2020, approximately 44,308,573 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

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

PART II

Item 5. Market Price for Registrant's Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Trading Price History

Our common units are currently quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the ticker symbol “VPRB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information.

On March 29, 2021, the closing price of our common units on the OTC Pink was $0.0602 per unit.

Unitholders of Record

As of March 29, 2021, we had 85,975,911 outstanding common units and there were approximately 30 holders of record of our common units, not including holders who hold their units in street name.

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

Item 6. Reserved

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

For the fiscal years ended December 31, 2020 and 2019, we generated revenues of $3,966,777 and $5,256,137, respectively; and reported net losses of $563,779 and $1,179,010, respectively, and negative cash flow from operating activities of $69,607 and $1,335,958, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $10,340,000 and recurring losses from operations as of December 31, 2020. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenues

Our revenue for the twelve months ended December 31, 2020 and 2019 was $3,966,777 and $5,256,137, respectively. The decrease is the result of the introduction of new products during 2019 compared to decreased revenues in 2020 as a result of public health crisis' related to vaping in general and COVID-19.

Cost of Sales

Cost of sales for the year ended December 31, 2020 and 2019 was $2,272,925 and $3,545,166, respectively. The decrease is the result of a decrease in sales during 2020. Gross margins increased from 33% in 2019 to 43% in 2020 due to increased online sales direct to consumer, which have higher margins than wholesale sales.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $1,710,634, as compared to $2,398,387 for the year ended December 31, 2019. The decrease in expenses is due to reduced marketing and related payrolls during the health crisis.

Other Income (Expense)

Other expense increased to $546,977 for the year ended December 31, 2020 as compared to $491,594 for the year ended December 31, 2019. The increase is mainly attributable to the interest on increased borrowings from related parties.

Net Loss

Net loss for the year ended December 31, 2020 was $563,779 compared to a net loss of $1,179,010 for the year ended December 31, 2019. The net loss increased mainly as the result of decrease operating expenses, offset by decrease revenues.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2020	2019
Net cash flows used in operating activities	$(69,607)	$(1,335,958)
Net cash flows from financing activities	$46,810	$1,300,432

The Company used cash in operating activities of $69,607 for the year ended December 31, 2020 as compared to $1,335,958 for the year ended December 31, 2019. The decrease in cash used is mainly a result of the loss for 2019 and cash spent on inventory for the year, offset by accounts payables and non-cash losses as a result of other expenses as discussed above.

During the years ended December 31, 2020 and 2019, the Company received loans from related parties and institutional investors of $1,258,566 and $2,305,305, respectively. Also, the Company paid debt of $1,211,756 in 2020, as compared to $1,004,873 in 2019. During 2020 and 2019, the Company was provided cash from financing activities of $46,810 and $1,300,432, respectively.

Assets

At December 31, 2020 and 2019, we had total assets of $908,345 and $1,272,163, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2020, the Company’s inventory was decreased by $266,148 as a result of additional purchases for new products, accounts receivable decreased by $88,224 from increased sales, vendor deposits increased by $84,806.

Liabilities

At December 31, 2020 and 2019, we had total liabilities of $3,150,314 and $2,950,353 , respectively. The increase was primarily due to an increase of $170,509 in accounts payable, offset by the repayment of existing notes payable.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $563,779 for the year ended December 31, 2020 and has an accumulated deficit of $10,342,173 and a working capital deficit of $1,892,210 at December 31, 2020. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2020, we had no cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2020, the Company had recorded allowance for bad debt of $112,017.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2020, the Company had recorded a provision for obsolescence of $73,350.

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

The Company adopted Topic 842 using a modified retrospective approach for its existing lease at January 1, 2019. The adoption of Topic 842 impacted the Company’s balance sheet by the recognition of the operating lease right-of-use assets and the liability for operating leases. The lease liability is based on the present value of the remaining lease payments, discounted using a market based incremental borrowing rate as the effective date of January 1, 2019 using current estimates as to lease term including estimated renewals for each operating lease. As of January 1, 2019, the Company recorded an adjustment of approximately $386,614 to operating lease right-to-use asset and the right to use lease liability.

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

The financial information required by Item 8 begins on page F-1 through F-20 .

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2020, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2020, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	49	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	64	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	38	Chief Operating Officer	January 3, 2017

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

2020 SUMMARY COMPENSATION TABLE

Name &						Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Principal Position	Year	Salary $	Bonus $	Unit Awards $	Option Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija, Chief Executive Officer and President	2020	$140,954	—	—	—	—	—	—	$140,954
	2019	$144,000	—	—	—	—	—		$144,000

Dan Hoff Chief Operating Officer	2020	$119,546	—	—	—	—	—	—	$119,546
	2019	$121,065	—	—	—	—	—	—	$121,065

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2020. On December 31, 2020, there were 87,656,632 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company's knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 3001 Griffin Road, Fort Lauderdale, FL 33312.

Name and address of beneficial owner	Common Units Beneficially Owned		Percentage of Beneficial Ownership (1)

Directors and Named Executive Officers
Kevin Frija	18,871,088		21.5%
Dan Hoff	2,850,722		3.3%
Guocheng Pan	10,381,360	(2)	11.6%

All Current Executive Officers and Directors As a Group (3 persons)	32,103,170	(3)	35.8%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 87,656,632 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

(2)	Includes 2,000,000 common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at any time within ten years from the date of the Purchase Agreement.

(3)	Includes 2,000,000 common units which the executive officers and directors have the right to acquire.

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

Transactions

The following includes a summary of transactions since January 1, 2019, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $12,798, which was fully paid during the year ended December 31, 2020.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of December 31, 2019 was $51,265, which was fully paid during the year ended December 31, 2020.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $7,356 and $57,145, respectively.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $80,728, respectively.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $89,033, respectively.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $956 and $90,646, respectively.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $1,510 and $95,392, respectively.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $4,084 and $100,001, respectively.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured. The Note is unsecured. The balance of the January 2020 Frija Note as of December 31, 2020 was $9,671.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured and had a balance as of December 31, 2020 of $21,963.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2021 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2021 Note bears interest at the rate of 24% per annum, and the April 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2021 Note is unsecured. The balance of the April 2021 Note as of December 31, 2020 was $38,071.

On June 22, 2020, the Company a promissory note in the principal amount of $100,000 (together, the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Note. The June 2020 Notes are unsecured and had an aggregate balance as of December 31, 2020 of $53,243.

On August 19, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “August 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2020 Note bears interest at the rate of 24% per annum, and the August 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 19, 2021. The August 2020 Note is unsecured. The balance of the August 2020 Note as of December 31, 2020 was $80,782.

On September 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “September 22, 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 22, 2020 Note bears interest at the rate of 24% per annum, and the September 22, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 22, 2020 Note is unsecured. The balance of the September 22, 2020 Note as of December 31, 2020 was $94,157.

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,000 (the “November 2020 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2020 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Frija Note is unsecured. The balance of the November 2020 Frija Note as of December 31, 2020 was $96,173.

On December 1, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “December 1, 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 1, 2020 Note bears interest at the rate of 24% per annum, and the December 1, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 1, 2021. The December 1, 2020 Note is unsecured. The balance of the December 1, 2020 Note as of December 31, 2020 was $100,000.

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The December 17, 2020 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2020 was $95,000.

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

Director Independence

The Company’s common units are currently quoted on the OTC Pink market tier of the OTC Markets Group, Inc. The OTC Pink does not have any director independence requirements. Mr. Frija is presently one of the two executive officers of the Company, as well as a director of the Company. Mr. Pan is a manager of our General Partner, which manages the Company, as well as a director of the Company. As such, we do not have an independent board of directors.

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

Prohibited Amendments

No amendment may be made that would:

1.	enlarge the obligations of any limited partner without its consent, except that any amendment that would have a material adverse effect on the rights or preferences of any class of partnership interests in relation to other classes of partnership interests may be approved by at least a majority of the type or class of partnership interests so affected, or
2.	enlarge the obligations of, restrict in any way any action by or rights of, or reduce in any way the amounts distributable, reimbursable or otherwise payable by us to our general partner or any of its affiliates without the consent of our general partner, which may be given or withheld in its sole discretion.

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

No Limited Partner Approval

Our general partner may generally make amendments to our partnership agreement or certificate of limited partnership without the approval of any limited partner to reflect:

1.	a change in the name of the partnership, the location of the partnership's principal place of business, the partnership's registered agent or its registered office,
2.	the admission, substitution, withdrawal or removal of partners in accordance with the partnership agreement,
3.	a change that our general partner determines is necessary or appropriate for the partnership to qualify or to continue our qualification as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or other jurisdiction or to ensure that the partnership will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes,
4.	an amendment that our general partner determines to be necessary or appropriate to address certain changes in U.S. federal income tax regulations, legislation or interpretation,
5.	an amendment that is necessary, in the opinion of our counsel, to prevent the partnership or our general partner or its directors, officers, agents or trustees, from having a material risk of being in any manner being subjected to the provisions of the 1940 Act, the Advisers Act or “plan asset” regulations adopted under the U.S. Employee Retirement Income Security Act of 1974, whether or not substantially similar to plan asset regulations currently applied or proposed by the U.S. Department of Labor,
6.	an amendment that our general partner determines in its sole discretion to be necessary or appropriate for the creation, authorization or issuance of any class or series of partnership securities or options, rights, warrants or appreciation rights relating to partnership securities,
7.	any amendment expressly permitted in our partnership agreement to be made by our general partner acting alone,
8.	an amendment effected, necessitated or contemplated by an agreement of merger, consolidation or other business combination agreement that has been approved under the terms of our partnership agreement,
9.	any amendment that in the sole discretion of our general partner is necessary or appropriate to reflect and account for the formation by the partnership of, or its investment in, any corporation, partnership, joint venture, limited liability company or other entity, as otherwise permitted by our partnership agreement,
10.	a change in our fiscal year or taxable year and related changes,

11.	a merger with or conversion or conveyance to another limited liability entity that is newly formed and has no assets, liabilities or operations at the time of the merger, conversion or conveyance other than those it receives by way of the merger, conversion or conveyance,
12.	any other amendments substantially similar to any of the matters described in (1) through (11) above.

In addition, our general partner may make amendments to our partnership agreement without the approval of any limited partner if those amendments, in the discretion of our general partner:

1.	do not adversely affect our limited partners considered as a whole (including any particular class of partnership interests as compared to other classes of partnership interests) in any material respect,
2.	are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state or non-U.S. agency or judicial authority or contained in any federal or state or non-U.S. statute (including the Delaware Limited Partnership Act),
3.	are necessary or appropriate to facilitate the trading of limited partner interests or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the limited partner interests are or will be listed for trading,
4.	are necessary or appropriate for any action taken by our general partner relating to splits or combinations of units under the provisions of our partnership agreement, or
5.	are required to effect the intent of the provisions of our partnership agreement or are otherwise contemplated by our partnership agreement.

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

Dissolution

We will dissolve upon:

1.	the election of our general partner to dissolve us, if approved by the holders of a majority of the voting power of our outstanding voting units,
2.	there being no limited partners, unless we are continued without dissolution in accordance with the Delaware Limited Partnership Act,
3.	the entry of a decree of judicial dissolution of us pursuant to the Delaware Limited Partnership Act, or
4.	the withdrawal or removal of our general partner or any other event that results in its ceasing to be our general partner other than by reason of a transfer of general partner interests or withdrawal or removal of our general partner following approval and admission of a successor, in each case in accordance with our partnership agreement.

Upon a dissolution under clause (4), the holders of a majority of the voting power of our outstanding voting units may also elect, within specific time limitations, to continue our business without dissolution on the same terms and conditions described in the partnership agreement by appointing as a successor general partner an individual or entity approved by the holders of a majority of the voting power of the outstanding voting units, subject to our receipt of an opinion of counsel to the effect that:

1.	the action would not result in the loss of limited liability of any limited partner, and
2.	neither we nor any successor limited partnership would be treated as an association taxable as a corporation or otherwise be taxable as an entity for U.S. federal income tax purposes upon the exercise of that right to continue.

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

Limited Call Right

If at any time less than 10% of the then issued and outstanding limited partner interests of any class (other than special voting units), including our public common units, are held by persons other than our general partner and its affiliates, our general partner will have the right, which it may assign in whole or in part to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of the class held by unaffiliated persons as of a record date to be selected by our general partner, on at least ten but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of:

1.	the current market price as of the date three days before the date the notice is mailed, and
2.	the highest cash price paid by our general partner or any of its affiliates for any limited partner interests of the class purchased within the 90 days preceding the date on which our general partner first mails notice of its election to purchase those limited partner interests.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the aggregate fees for professional services provided by Prager Metis, CPAs, LLC (“Prager Metis”) for the years ended December 31, 2020 and 2019.

	Prager Metis
	2020	2019
Audit Fees	$45,500	$42,000
Audit-Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total	$45,500	$42,000

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

Index to Consolidated Financial Statements

VPR Brands, LP Balance Sheets as of December 31, 2020 and 2019
VPR Brands, LP Statements of Operations for the years ended December 31, 2020 and 2019
VPR Brands, LP Statements of Changes in Partners' Capital for the years ended December 31, 2020
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit

3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

Exhibit Number	Description of Exhibit

10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Exhibit

10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.26	Promissory Note dated June 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2020).

10.27	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

Exhibit Number	Description of Exhibit

10.29	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

10.31	Promissory Note dated November 2, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2020).

10.32	Promissory Note dated December 1, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2020).

10.34	Promissory Note dated January 14, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021).

10.35	Promissory Note dated February 25, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2021).

21.1*	List of Subsidiaries.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

*	Filed herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in Partners’ Deficit, and cash flows for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company incurred a net loss of $563,779 for the year ended December 31, 2020, has an accumulated deficit of $10,342,173 and a working capital deficit of $1,892,210 at December 31, 2020. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We have determined that there are no critical audit matters.

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 15, 2021

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2020	2019

ASSETS

Current Assets:
Cash	$-	$22,797
Accounts receivable, net	19,157	107,381
Inventory, net	457,736	723,884
Vendor deposits	123,384	38,578
Deposits	16,780	16,780
Total current assets	617,057	909,420

Right to Use Asset	291,288	362,743
Total assets	$908,345	$1,272,163

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$312,693	$211,727
Accounts payable - related party	86,514	-
Customer deposits	16,950	5,000
Right to use obligation, current portion	58,696	46,282
Notes payable	401,493	749,156
Note payable-related parties	607,919	577,008
Convertible notes payable	1,025,000	1,025,000
Total current liabilities and total liabilities	2,509,267	2,614,173

Note Payable, net of current portion	363,562	-
Right to Use Obligation, net of current portion	277,485	336,180
Total liabilities	3,150,314	2,950,353

Partners' Deficit:
Common units - 100,000,000 units authorized; 85,975,911 units
issued and outstanding	8,015,891	8,015,891
Common units to be issued; 1,680,721 units	84,313	84,313
Accumulated deficit	(10,342,173)	(9,778,394)
Total partners' deficit	(2,241,969)	(1,678,190)
Total liabilities and partners' deficit	$908,345	$1,272,163

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF OPERATIONS

	Year ended
	December 31,
	2020	2019

Revenues	$3,966,777	$5,256,137
Cost of Sales	2,272,925	3,545,166
Gross profit	1,693,852	1,710,971

Operating Expenses:
Selling, general and administrative	1,710,634	2,398,387
Total operating expenses	1,710,634	2,398,387

Loss from operations	(16,782)	(687,416)

Other Expense:
Interest expense	(266,680)	(271,614)
Interest expense- related parties	(280,317)	(219,980)
Total other expense	(546,997)	(491,594)

Net Loss	$(563,779)	$(1,179,010)

Loss Per Common Unit - Basic and Diluted	$(0.01)	$(0.01)

Weighted-Average Common Units Outstanding - Basic and Diluted	85,975,911	86,971,280

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

	Common Units		Common Units to be Issued		Accumulated	Total
	Number	Amount	Number	Amount	Deficit	Partners' Deficit

Balance at December 31, 2018	85,975,911	$8,015,891	-	$-	$(8,599,384)	$(583,493)
Conversion of convertible debt into common units	-	-	578,723	34,723	-	34,723
Common stock issued to employees	-	-	1,101,998	49,590	-	49,590
Net loss	-	-	-	-	(1,179,010)	(1,179,010)
Balance at December 31, 2019	85,975,911	8,015,891	1,680,721	84,313	(9,778,394)	(1,678,190)
Net loss	-	-	-	-	(563,779)	(563,779)
Balance at December 31, 2020	85,975,911	$8,015,891	1,680,721	$84,313	$(10,342,173)	$(2,241,969)

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

	Year Ended
	December 31,
	2020	2019

Cash Flows from Operating Activities:
Net loss	$(563,779)	$(1,179,010)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and Depreciation	-	18,124
Stock-based compensation	-	84,313
Changes in operating assets and liabilities:
Inventory	266,148	(310,595)
Vendor deposits	(84,806)	4,213
Accounts receivable	88,224	110,521
Customer deposits	11,950	3,549
Right to use asset and obligation	25,174	19,719
Accounts payable and accrued expenses	187,482	(86,792)
Net cash used in operating activities	(69,607)	(1,335,958)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	1,000,000
Proceeds from notes payable	363,562	505,300
Payments of notes payable	(347,663)	(1,004,873)
Proceeds from notes payable, related parties	895,004	800,005
Payments of notes payable, related parties	(864,093)	-
Net cash provided by financing activities	46,810	1,300,432

Decrease in Cash	(22,797)	(35,526)
Cash - Beginning of the Year	22,797	58,323
Cash - End of the Year	$-	$22,797

Supplemental Cash Flow Information:
Interest paid in cash	$561,195	$463,762
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Financing and Investing Activities:
Operating lease right-of-use assets obtained in exchange for operating lease liability	$-	$386,614

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The Company is engaged in various monetization strategies of a U.S. patent that the Company owns covering electronic cigarette, electronic cigar and personal vaporizer patents, as well as a patent for an inverted pocket lighter. The Company also designs, develops, markets and distributes products (the HoneyStick brand of vaporizers and the Goldline CBD products) oriented toward the cannabis markets. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The Company is also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and or enforce our patents. The Company is now also selling DISSIM brand pocket lighters for which it holds a U.S. patent and patents pending.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2020 and 2019, the Company had an allowance for bad debt of $112,017 and $112,017, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2020 and 2019, the Company had recorded a provision for obsolescence of $73,350 and $70,679, respectively.

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

The accompanying notes are an integral part of these financial statements.

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

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the years ended December 31, 2020 and 2019, all of the Company’s revenues were recognized at a point in time.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the years ended December 31, 2020 and 2019, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 13,155,111 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2020 and 2019 because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $563,779 for the year ended December 31, 2020, has an accumulated deficit of $10,342,173 and a working capital deficit of $1,892,210 at December 31, 2020. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On April 5, 2018, the Company issued a Promissory Note in the principal amount of $100,001 (the “Surplus Note”) to Surplus Depot Inc., an unaffiliated third party (“Surplus”). The principal amount due under the Surplus Note bears interest at the rate of 24% per annum, and permits Surplus to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 5, 2019. The Surplus Note is unsecured. The balance of the note was paid in full during the year ended December 31, 2019.

On May 30, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Sunshine Note”) to Sunshine Travel, Inc., an unaffiliated third party (“Sunshine Travel”). The principal amount due under the May 2018 Sunshine Note bears interest at the rate of 24% per annum, and permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 30, 2019. The balance of the note was paid in full during the year ended December 31, 2019.

On August 16, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Sunshine Note”) to Sunshine Travel. The principal amount due under the Sunshine Travel Note bears interest at the rate of 24% per annum, permits Sunshine Travel to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 16, 2019. The August 2018 Sunshine Note is unsecured. The balance of the note was paid in full during the year ended December 31, 2019.

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2020 and 2019 was $304,391 and $343,387, respectively.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $25,393 and $214,340, respectively

On September 13, 2019, the Company issued a promissory note in the principal amount of $95,000 (“BlueVine Note”) to BlueVine Capital, Inc. The principal amount due under the BlueVine Note bears interest at the rate of 27% per annum, and requires weekly payments of $4,062 until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 13, 2025. The BlueVine Note is unsecured. The balance of the note as of December 31, 2019 was $42,605, which was fully paid during the year ended December 31,2020.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $49,551 and $84,089, respectively.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2020 and 2019 was $21,797 and $41,435, respectively.

On December 23, 2019, the Company issued a promissory note in the principal amount of $23,300 (the “Kabbage Note #2”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $2,349 through maturity in December 2020. The Kabbage Note #2 is unsecured. The balance of the note as of December 31, 2020 and 2019 was $0 and $23,300, respectively.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $203,662 as of December 31, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $159,900 as of December 31, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

The following is a summary of notes payable activity for the years ended December 31, 2020 and 2019:

Balance at January 1, 2019	$640,688

New issuances	505,300
Repayments of principal	(396,832)

Balance at December 31, 2019	$749,156

New issuances	363,562
Repayments of principal	(347,663)
Balance at December 31, 2020	$765,055

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On March 30, 2018, the Company issued an unsecured promissory note (the “Greg Pan Note”) in the principal amount of $100,001 to Mr. Greg Pan. Mr. Greg Pan is a director of the General Partner and owns a significant percentage of the Company’s outstanding common units. Any unpaid principal amount and any accrued interest is due on March 30, 2019. The principal amount due under the Greg Pan Note bears interest at the rate of 24% per annum. Pursuant to the terms of the Greg Pan Note, Mr. Greg Pan may deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. The balance of the note was fully paid during the year ended December 31, 2019.

On May 4, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “May 2018 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial and accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the May 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on May 4, 2019. The May 2018 Frija Note is unsecured. The balance of the note was fully paid during the year ended December 31, 2019.

On June 15, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “June 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the June 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 15, 2019. The June 2018 Frija-Hoff Note is unsecured. The balance of the note was fully paid during the year ended December 31, 2019.

On July 23, 2018, the Company issued the July 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 23, 2019. The July 2018 Frija Note is unsecured. The balance of the note was fully paid during the year ended December 31, 2019.

On August 24, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “August 2018 Hoff/Frija Note”) to Daniel Hoff and Kevin Frija jointly. Mr. Hoff is the Company’s Chief Operating Officer. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the August 2018 Hoff/Frija Note bears interest at the rate of 24% per annum, permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 24, 2019. The August 2018 Hoff/Frija Note is unsecured. The balance of the note was fully paid during the year ended December 31, 2019.

On December 3, 2018, the Company issued the December 2018 Frija Note in the principal amount of $100,001 to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the December 2018 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on

December 3, 2019. The December 2018 Frija Note is unsecured. The balance of the note was fully paid during the year ended December 31, 2019.

On December 12, 2018, the Company issued a promissory note in the principal amount of $100,001 (the “December 2018 Frija-Hoff Note”) to Daniel Hoff and Kevin Frija jointly. The principal amount due under the December 2018 Frija-Hoff Note bears interest at the rate of 24% per annum, and permits Messrs. Hoff and Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 12, 2019. The balance of the note was fully paid during the year ended December 31, 2019.

On February 1, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “February 2019 Frija Note”) to Kevin Frija. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2019 Frija Note bears interest at the rate of 24% per annum, permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid.  Any unpaid principal amount and any accrued interest is due on February 1, 2020. The February 2019 Frija Note is unsecured. The balance of the note as of December 31, 2019 was $12,798, which was fully paid during the year ended December 31, 2020.

On June 14, 2019, the Company issued a promissory note in the principal amount of $100,001 (the “June 2019 Frija/Hoff Note”) to Kevin Frija and Dan Hoff. Mr. Frija is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. Mr. Hoff is the Company’s Chief Operating Officer. The principal amount due under the June 2019 Frija/Hoff Note bears interest at the rate of 24% per annum, permits Messrs. Frija and Hoff to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 14, 2020. The June 2019 Frija/Hoff Note is unsecured. The balance of the note as of December 31, 2019 was $51,265, which was fully paid during the year ended December 31, 2020.

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $7,356 and $57,145, respectively.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $80,728, respectively.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $2,476 and $89,033, respectively.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $956 and $90,646, respectively.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $1,510 and $95,392, respectively.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 and 2019 was $4,084 and $100,001, respectively.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured. The Note is unsecured. The balance of the January 2020 Frija Note as of December 31, 2020 was $9,671.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured and had a balance as of December 31, 2020 of $21,963.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2021 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2021 Note bears interest at the rate of 24% per annum, and the April 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2021 Note is unsecured. The balance of the April 2021 Note as of December 31, 2020 was $38,071.

On June 22, 2020, the Company a promissory note in the principal amount of $100,000 (together, the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Note. The June 2020 Notes are unsecured and had an aggregate balance as of December 31, 2020 of $53,243.

On August 19, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “August 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2020 Note bears interest at the rate of 24% per annum, and the August 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 19, 2021. The August 2020 Note is unsecured. The balance of the August 2020 Note as of December 31, 2020 was $80,782.

On September 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “September 22, 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 22, 2020 Note bears interest at the rate of 24% per annum, and the September 22, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 22, 2020 Note is unsecured. The balance of the September 22, 2020 Note as of December 31, 2020 was $94,157.

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,000 (the “November 2020 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2020 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of

$500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Frija Note is unsecured. The balance of the November 2020 Frija Note as of December 31, 2020 was $96,173.

On December 1, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “December 1, 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 1, 2020 Note bears interest at the rate of 24% per annum, and the December 1, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 1, 2021. The December 1, 2020 Note is unsecured. The balance of the December 1, 2020 Note as of December 31, 2020 was $100,000.

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The December 17, 2020 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2020 was $95,000.

The following is a summary of notes payable – related parties activity for the years ended December 31, 2020 and 2019:

Balance at January 1, 2019	$385,044
New borrowings	800,004
Repayments of principal	(608,040)
Balance at December 31, 2019	577,008
New borrowings	895,004
Repayments of principal	(864,093)
Balance at December 31, 20209	$607,919

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common units, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of December 31, 2020 and 2019, the balance outstanding was $25,000.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of December 31, 2020 and 2019 was $200,000. Interest expense for year ended December 31, 2020 and 2019 totaled $36,000 and $23,000, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note The balance of the note as of December 31, 2020 and 2019 was $200,000. Interest expense for year ended December 31, 2020 and 2019 totaled $36,000 and $31,266, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  The balance of the note as of December 31, 2020 and 2019 was $200,000. Interest expense for year ended December 31, 2020 and 2019 totaled approximately $36,000 and $32,000, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of December 31, 2020 and 2019 was $200,000. Interest expense for year ended December 31, 2020 and 2019 totaled approximately $36,000 and $32,000, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of December 31, 2020 and 2019 was $200,000. Interest expense for year ended December 31, 2020 and 2019 totaled approximately $36,000 and $32,000, respectively, which is included in interest expense -related parties on the statements of operations

NOTE 7: PARTNERS’ DEFICIT

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

The Company recorded a right to use obligation equal to the present value of remaining payments of minimum required lease payments, of which none remained as of December 31, 2019. The lease ended in 2019 and was not renewed.

The Company amortized $71,455 and $87,114 of the right to use asset during the years ended December 31, 2020 and 2019, respectively.

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

Years Ending December 31,
2021	133,200
2022	133,200
2023	133,200
2024	122,100
Total	$521,700

The Company recorded a right to use asset and obligation of $299,500, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $71,455 and $15,683 of the right to use asset during the year ended December 31, 2020 and 2019, respectively.

Rent expense for the year ended December 31, 2020 and 2019 was $167,703 and $139,155, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

On January 14, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “January 2021 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 2021 Note bears interest at the rate of 24% per annum, and the January 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 2021 Note is unsecured.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 2021 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the February 2021 Note bears interest at the rate of 24% per annum, and the February 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The February 2021 Note is unsecured.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

April 15, 2021	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director (principal executive officer, principal financial officer and principal accounting officer)	April 15, 2021
Kevin Frija

/s/Greg Pan	Director	April 15, 2021
Greg Pan