Form 10-Q
period 2021-09-30
VPR Brands, LP.
filed 2021-11-15
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 15, 2021:
Common Units, No par value	85,975,911 Units

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

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020

ASSETS

Current Assets:
Cash	$7,858	$-
Accounts receivable, net	276,611	19,157
Inventory, net	442,076	457,736
Vendor deposits	253,396	123,384
Deposits	16,780	16,780
Total current assets	996,721	617,057

Right to Use Asset	235,888	291,288
Total assets	$1,232,609	$908,345

LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$316,240	$312,695
Accounts payable - related party	105,343	86,514
Customer deposits	-	16,950
Right to use obligation, current portion	66,102	58,696
Notes payable	517,930	401,493
Note payable-related parties	548,234	607,919
Convertible notes payable	1,025,000	1,025,000
Total current liabilities and total liabilities	2,578,849	2,509,267

Payroll Protection Program Loans	393,719	203,662
Economic Injury Disaster Loan	159,900	159,900
Right to Use Obligation, net of current portion	227,389	277,485
Total liabilitites	3,359,857	3,150,314

Partners' Deficit:
Common units - 100,000,000 units authorized; 85,975,911 units
issued and outstanding	8,015,891	8,015,891
Common units to be issued; 1,680,721 units	84,313	84,313
Accumulated deficit	(10,227,452)	(10,342,173)
Total partners' deficit	(2,127,248)	(2,241,969)
Total liabilities and partners' deficit	$1,232,609	$908,345

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$1,651,215	$993,509	$4,612,992	$2,797,512
Cost of Sales	1,114,202	562,057	2,740,518	1,699,876
Gross profit	537,013	431,452	1,872,474	1,097,636

Operating Expenses:
Selling, general and administrative	489,061	393,196	1,484,859	1,242,671
Total operating expenses	489,061	393,196	1,484,859	1,242,671

Net Operating Income (Loss)	47,952	38,256	387,615	(145,035)

Other Expense:
Interest expense	(45,238)	(76,404)	(176,120)	(215,441)
Interest expense- related parties	(51,128)	(64,504)	(96,774)	(214,120)
Total other expense	(96,366)	(140,908)	(272,894)	(429,561)

Net (Loss) Income	$(48,414)	$(102,652)	$114,721	$(574,596)

Net (Loss) Income Per Common Unit - Basic	$-	$-	$-	$(0.01)

Net (Loss) Income Per Common Unit - Diluted	$-	$-	$-	$(0.01)

Weighted-Average Common Units Outstanding - Basic	85,975,911	85,975,911	85,975,911	85,975,911

Weighted-Average Common Units Outstanding - Diluted	85,975,911	85,975,911	86,349,293	85,975,911

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

			Common Units to be			Total
	Common Units		Issued		Accumulated	Partners'
	Number	Amount	Number	Amount	Deficit	Deficit
Nine Months Ended September 30, 2020
Balance at December 31, 2019	85,975,911	$8,015,891	1,680,721	$84,313	$(9,778,394)	$(1,678,190)
Net loss	-	-	-	-	(421,590)	(421,590)
Balance at March 31, 2020	85,975,911	8,015,891	1,680,721	84,313	(10,199,984)	(2,099,780)
Net loss	-	-	-	-	(50,354)	(50,354)
Balance at June 30, 2020	85,975,911	8,015,891	1,680,721	84,313	(10,250,338)	(2,150,134)
Net loss	-	-	-	-	(102,652)	(102,652)
Balance at September 30, 2020	85,975,911	8,015,891	1,680,721	84,313	$(10,352,990)	$(2,252,786)

Nine Months Ended September 30, 2021
Balance at December 31, 2020	85,975,911	$8,015,891	1,680,721	$84,313	$(10,342,173)	$(2,241,969)
Net loss	-	-	-	-	(101,651)	(101,651)
Balance at March 31, 2021	85,975,911	8,015,891	1,680,721	84,313	(10,443,824)	(2,343,620)
Net income	-	-	-	-	264,786	264,786
Balance at June 30, 2021	85,975,911	8,015,891	1,680,721	84,313	(10,179,038)	(2,078,834)
Net loss	-	-	-	-	(48,414)	(48,414)
Balance at September 30, 2021	85,975,911	$8,015,891	1,680,721	$84,313	$(10,227,452)	$(2,127,248)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$114,721	$(574,596)
Changes in operating assets and liabilities:
Inventory	15,660	203,552
Vendor deposits	(130,012)	(11,438)
Accounts receivable	(257,454)	75,513
Customer deposits	(16,950)	-
Right to use asset and obligation	12,710	19,834
Accounts payable and accrued expenses	22,373	199,354
Net cash used in operating activities	(238,952)	(87,781)

Cash Flows from Financing Activities:
Proceeds from payroll protection program	190,057	-
Proceeds from notes payable	250,000	363,562
Payments of notes payable	(133,562)	(280,055)
Proceeds from notes payable, related parties	475,004	655,002
Payments of notes payable, related parties	(534,689)	(661,924)
Net cash provided by financing activities	246,810	76,585

Change in Cash	7,858	(11,196)
Cash - Beginning of the Period	-	22,797
Cash - End of the Period	$7,858	$11,601

Supplemental Cash Flow Information:
Interest paid in cash	$315,231	$373,043
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2021

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2021 and December 31, 2020, the allowance for bad debt was $0 and $112,017, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2021 and December 31, 2020, the Company had recorded a provision for obsolescence of $78,246 and $73,350, respectively.

Leases

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

Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the nine months ended September 30, 2021 and 2020, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Fair Value

The carrying values of the Company’s short-term notes payables, convertible notes, and accounts payable and accrued expenses approximates their fair values because of the short-term nature of these instruments. The Company's long-term liabilities approximate fair value because their terms reflect market rates.

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 10,542,704 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended September 30, 2021 and the three and nine months September 30, 2020 because their effect was antidilutive. 373,382 shares underlying convertible debt were dilutive for the nine months ended September 30, 2021, and were included in the calculation of dilute income per share for the nine months ended September 30, 2021 as follows:

Nine Months Ended September 30, 2021	Weighted Average Shares	Net Income
Basic	85,975,911	$114,721
Convertible Debt	373,382	1,125
Diluted	86,349,293	$115,846

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $10,227,452 and a working capital deficit of $1,582,128 at September 30, 2021. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

Notes Payable- Unrelated Parties

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (“HCMC”) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of September 30, 2021 was $261,080.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1,240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the note was repaid during the nine months ended September 30, 2021.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of September 30, 2021 was $26,081.

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,435. The balance of the note was repaid during the nine months ended September 30, 2021.

In August 2021, the Company entered into a purchase and sale agreement with BRMS, LLC (“BMRS Note”), pursuant to which the Company received proceeds of $250,000 for the sale of future receivables totaling $308,750, to be remitted to BMRS, LLC in 52 weekly amounts totaling $5,913. The balance of the note as of September 30, 2021 was $230,769.

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

Under the terms of the PPP Loans, a portion or all of the PPP Loans are forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP Loans in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP Loans will be forgiven. The balance on the PPP Loans totaled $393,719 as of September 30, 2021 and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an EIDL in the aggregate amount of $ 159,900 , payable in monthly installments of principal and interest totaling $ 731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The EIDL is secured by all tangible and intangible property. The balance on this EIDL was $159,900 as of September 30, 2021 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

The following is a summary of notes payable activity for the nine months ended September 30, 2021:

Balance at December 31, 2020	$764,695
Proceeds from notes payable plus accrued interest of $359	440,416
Repayments of notes payable	(133,562)
Balance at September 30, 2021	$1,071,549
Current portion	517,930
Notes payable, less current portion	$553,619

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $7,356 was repaid during the nine months ended September 30, 2021.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $2,476 was repaid during the nine months ended September 30, 2021.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $2,476 was repaid during the nine months ended September 30, 2021.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $956 was repaid during the nine months ended September 30, 2021.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $1,510 was repaid during the nine months ended September 30, 2021.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 of $4,084 was repaid during the nine months ended September 30, 2021.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured. The Note is unsecured. The balance of the January 2020 Frija Note as of December 31, 2020 of $9,671 was repaid during the nine months ended September 30, 2021.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The balance as of December 31, 2020 of $21,963 was repaid during the nine months ended September 30, 2021.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured. The balance of the April 2020 Note as of December 31, 2020 of $38,071 was repaid during the nine months ended September 30, 2021.

On June 22, 2020, the Company a promissory note in the principal amount of $100,000 (the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Note. The balance of the June 2020 Note as of December 31, 2020 of $53,243 was repaid during the nine months ended September 30, 2021.

On August 19, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “August 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2020 Note bears interest at the rate of 24% per annum, and the August 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 19, 2021. The August 2020 Note is unsecured. The balance of the August 2020 Note of $80,782 as of December 31, 2020 was repaid during the nine months ended September 30, 2021.

On September 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “September 22, 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 22, 2020 Note bears interest at the rate of 24% per annum, and the September 22, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 22, 2020 Note is unsecured. The balance of the September 22, 2020 Note as of December 31, 2020 of $94,157 was repaid during the nine months ended September 30, 2021.

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,000 (the “November 2020 Kevin and Dan Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2020 Kevin and Dan Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Kevin and Dan Note is unsecured. The balance of the November 2020 Kevin and Dan Note as of September 30, 2021 and December 31, 2020 was $13,308 and $96,173, respectively.

On December 1, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “December 1, 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 1, 2020 Note bears interest at the rate of 24% per annum, and the December 1, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 1, 2021. The December 1, 2020 Note is unsecured. The balance of the December 1, 2020 Note as of September 30, 2021 and December 31, 2020 was $27,421 and $100,000, respectively.

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The December 17, 2020 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of September 30, 2021 and December 31, 2020 was $37,501 and $95,000, respectively.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of September 30, 2021 was $100,001.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of September 30, 2021 was $100,001.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of September 30, 2021 was $100,001.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of September 30, 2021 was $100,001.

In September 2021, the Company received a $70,000 advance against a promissory note issued in November 2021. See Note 9.

The following is a summary of notes payable – related parties activity for the nine months ended September 30, 2021:

Balance at December 31, 2020	$607,919
New borrowings	475,004
Repayments of principal	(534,689)
Balance at September 30, 2021	$548,234

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

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into units of common stock of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding shares of common stock, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the

7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common stock, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of September 30, 2021, and December 31, 2020 the balance outstanding was $25,000.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the Brikor Note as of September 30, 2021 and December 31, 2020 was $200,000. Interest expense for nine months ended September 30, 2021 totaled $27,000, of which $4,266 is included in accounts payable and accrued expenses as of September 30, 2021.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). The balance of the note as of September 30, 2021 and December 31, 2020 was $200,000. Interest expense for nine months ended September 30, 2021 totaled approximately $27,000, of which $1,400 is included in accounts payable and accrued as of September 30, 2021.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). The balance of the note as of September 30, 2021 and December 31, 2020 was $200,000. Interest expense for nine months ended September 30, 2021 totaled approximately $27,000, of which $4,266 is included in accounts payable and accrued as of September 30, 2021.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of September 30, 2021 and December 31, 20120 was $200,000. Interest expense for nine months ended September 30, 2021 totaled approximately $27,000, of which $3,500 is included in accounts payable and accrued as of September 30, 2021.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the Surplus Depot Note as of September 30, 2021 and December 31, 2020 was $200,000. Interest expense for nine months ended September 30, 2021 totaled approximately $27,000, of which $3,500 is included in accounts payable and accrued as of September 30, 2021.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

In October 2019, the Company entered into a 5-year lease of approximately 99,819 square feet of warehouse store and office space with an entity of which the Company’s chief executive officer is an owner. The lease requires base monthly rent of $11,100. The Company has annual options to extend for one-year, during which period rent will increase 3% annually. Future minimum payment on the lease are as follows:

Years Ending December 31,
2021 (Remainder)	$33,300
2022	133,200
2023	133,200
2024	122,100
Total	$421,800

At inception of the lease, the Company recorded a right to use asset and obligation of $378,426, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $55,400 of the right to use asset during the nine months ended September 30, 2021.

Rent expense for the nine months ended September 30, 2021 and 2020 was $99,447 and $126,831, respectively.

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

NOTE 9: SUBSEQUENT EVENTS

On October 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “October 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the October 2021 Note bears interest at the rate of 24% per annum, and the October 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on October 8, 2022. The October 2021 Note is unsecured.

On November 10, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “November 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the November 2021 Note bears interest at the rate of 24% per annum, and the November 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 10, 2022. The November 2021 Note is unsecured.

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

Results of Operations for the Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Revenues

Our revenues for the three months ended September 30, 2021 and 2020 were $1,651,215 and $993,509, respectively. The increase was a result of an industry-wide health-related crisis that hampered sales significantly in 2020.

Cost of Sales

Cost of sales for the three months ended September 30, 2021 and 2020 was $1,114,202 and $562,057, respectively. Gross margins decreased to 33% in 2021 compared to 43% in 2020 due to an increase in wholesale and private label sales in 2021 compared to the same period in 2020 offset by increases in both raw materials and shipping costs as compared to the same period in 2020.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $489,061 as compared to $393,196 for the three months ended September 30, 2020. The increase in expenses is primarily due to increased sales activity in 2021.

Other Expense

Interest expense decreased to $96,366 for the three months ended September 30, 2021 as compared to $140,908 for the three months ended September 30, 2020 due to less interest expense recognized on related party loans in 2021. During 2020, there were more active loans accruing interest than in 2020.

Net Loss

Net loss for the three months ended September 30, 2021 was $48,414 compared to a net loss of $102,652 for the three months ended September 30, 2020.

Results of Operations for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Revenues

Our revenues for the nine months ended September 30, 2021 and 2020 were $4,612,992 and $2,797,512, respectively. The increase was a result of an industry-wide health-related crisis that hampered sales significantly in 2020.

Cost of Sales

Cost of sales for the nine months ended September 30, 2021 and 2020 was $2,740,518 and $1,699,876, respectively. Gross margins increased to 41% in 2021 compared to 39% in 2020, due to pricing pressures from the decreased demand related to the industry crisis in 2020.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $1,484,859 as compared to $1,242,671 for the nine months ended September 30, 2020. The increase in expenses is primarily due to increased sales activity in 2021.

Other Expense

Interest expense decreased to $272,894 for the nine months ended September 30, 2021 as compared to $429,561 for the nine months ended September 30, 2020 due to more active loans in 2020.

Net Loss

Net income for the nine months ended September 30, 2021 was $114,721 compared to a net loss of $574,596 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

The Company used cash in operating activities of $238,952 for nine months ended September 30, 2021 as compared to $87,781 of cash used in nine months ended September 30, 2020. Cash used in operations in 2021 resulted from the Company’s net income of approximately $114,000, reduced by increases in accounts receivable and vendor deposits, offset by a decrease in inventory and increase in accounts payable. Cash used in operations in 2020 related to the Company’s net loss of approximately $575,000, offset by decreases in inventory and accounts receivable levels as well as increase in accounts payable.

During the nine months ended September 30, 2021, the Company received $475,004 from the issuance of notes payable to related parties, repaid $534,689 of principal on notes payable to related parties, received $250,000 from the sale of future receivable, repaid $133,562 of principal on notes payable, and received $190,057 of notes payable proceeds under the Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) program. Both the PPP and EIDL are financial programs under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) signed into law by the U.S. President on March 27, 2020 to provide economic relief to small businesses adversely impacted by COVID-19.

During the nine months ended September 30, 2020, the Company received $655,002 of proceeds from the issuance of notes payable to related parties, received $363,562 of proceeds from notes payable, repaid $661,924 of principal on notes payable to related parties, and repaid $280,055 of principal on notes payable.

Assets

At September 30, 2021 and December 31, 2020, we had total assets of $1,232,609 and $908,345, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2021, the Company’s vendor deposits increased by $130,012 and accounts receivable increased by $257,454.

Liabilities

At September 30, 2021 and December 31, 2020, we had total liabilities of $3,359,857 and $3,150,314, respectively.

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

Going Concern

The Company had an accumulated deficit of $10,227,452 and negative working capital of $1,582,128 as of September 30, 2021. As of September 30, 2021, the Company had approximately $7,858 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

 Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated July 12, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 13, 2021).

10.2	Promissory Note dated September 17, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on September 22, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

By: /s/ Kevin Frija
Chief Executive Officer
(principal executive officer, principal financial officer and principal accounting officer)

Dated: November 15, 2021