Form 10-K
period 2021-12-31
VPR Brands, LP.
filed 2022-04-15
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

As of June 30, 2021, the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $2,391,950. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 14, 2022 was 88,804,035.

Documents incorporated by reference: None

VPR Brands, LP

i

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenue, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Important risks that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission (the “SEC”). Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference may be significant and materially adverse to our security holders.

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “VPR Brands,” the “Company,” “we,” “our” and or “us,” refer to VPR Brands, LP.

ii

PART I

Item 1.

Our Business

We are a company engaged in the electronic cigarette, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer patent and pocket lighter patents which are the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

●	Prosecute and enforce our patent rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Electronic Cigarettes, Personal Vaporizers, Medical Vaporizers for Cannabis Use

“Electronic cigarettes” or “e-cigarettes,” are battery-powered products that enable users to inhale nicotine vapor without smoke, tar, ash, or carbon monoxide. Electronic cigarettes look like traditional cigarettes and, regardless of their construction are comprised of three functional components:

●	A mouthpiece, which is a small plastic cartridge that contains a liquid nicotine solution;

●	The heating element that vaporizes the liquid nicotine so that it can be inhaled; and

●	The electronics, which include: a lithium-ion battery, an airflow sensor, a microchip controller and an LED, which illuminates to indicate use.

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

The U.S. federal government regulates drugs through the CSA, which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the U.S. Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug cannabidiol (“CBD”), a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

The Company maintains its operations so as to remain in compliance with the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them.

The inconsistencies between federal and state regulation of cannabis were addressed in a memorandum (the “Cole Memo”) which then-Deputy Attorney General James Cole sent to all U.S. District Attorneys in 2013 outlining certain priorities for the DOJ relating to the prosecution of cannabis offenses. The Cole Memo acknowledged that, notwithstanding the designation of cannabis as a Schedule I controlled substance at the federal level, several states had enacted laws authorizing the use of cannabis for medical purposes. The Cole Memo noted that jurisdictions that have enacted laws legalizing cannabis in some form have also implemented strong and effective regulatory and enforcement systems to control the cultivation, processing, distribution, sale, and possession of cannabis. As such, conduct in compliance with those laws and regulations is less likely to implicate the Cole Memo’s enforcement priorities. The DOJ did not provide (and has not provided since) specific guidelines for what regulatory and enforcement systems would be deemed sufficient under the Cole Memo. In light of limited investigative and prosecutorial resources, the Cole Memo concluded that the DOJ should be focused on addressing only the most significant threats related to cannabis, such as distribution of cannabis from states where cannabis is legal to those where cannabis is illegal, the diversion of cannabis revenues to illicit drug cartels and sales of cannabis to minors.

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a new memorandum (the “Sessions Memo”) which rescinded the Cole Memo. The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. The Company is not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. President Joseph R. Biden, who assumed office in January 2021, has not yet indicated whether and when he will decriminalize or legalize cannabis and has previously stated that he is opposed to legalization. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. The U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or adult use cannabis, even if state law authorizes such sale and disbursement. It is unclear whether the risk of enforcement has been altered.

One legislative safeguard for the medical cannabis industry, appended to the federal budget bill, remains in place following the rescission of the Cole Memo. For several years, Congress has adopted a so-called “rider” provision to the Consolidated Appropriations Act (formerly referred to as the Rohrabacher-Farr Amendment and currently referred to as the Rohrabacher-Blumenauer Amendment) to prevent the federal government from using congressionally appropriated funds to enforce federal cannabis laws against regulated medical cannabis actors operating in compliance with state and local law. Despite the rescission of the Cole Memo, the DOJ appears to continue to adhere to the enforcement priorities set forth in the Cole Memo.

The Cole Memo and the Rohrabacher-Blumenauer Amendment gave licensed cannabis operators (particularly medical cannabis operators) and investors in states with legal regimes greater certainty regarding the DOJ’s enforcement priorities and the risk of operating cannabis businesses. While the Sessions Memo has introduced some uncertainty regarding federal enforcement, the cannabis industry continues to experience growth in legal medical and adult use markets across the United States. When she was a U.S. Senator, Vice President Kamala Harris was the lead sponsor of the Marijuana Opportunity, Reinvestment, and Expungement (MORE) Act, which seeks to end the federal prohibition of marijuana, among other things, but in March 2020, it was reported that Vice President Harris has adopted the same position as President Biden, who opposes legalization. Currently, there is no guarantee that state laws legalizing and regulating the sale and use of cannabis will remain in place or that local governmental authorities will not limit the applicability of state laws within their respective jurisdictions. Unless and until the U.S. Congress amends the CSA with respect to cannabis (and as to the timing or scope of any such potential amendments there can be no assurance), there is a risk that federal authorities may enforce current U.S. federal law criminalizing cannabis.

Although the U.S. Supreme Court has ruled that it is the federal government that has the right to regulate and criminalize cannabis, and federal law criminalizing the use of marijuana preempts state laws that legalize its use, cannabis is largely regulated at the state level.

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although the Company’s activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve the Company of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against the Company.

As of December 31, 2021, 37 states, plus the District of Columbia (and the territories of Guam, Puerto Rico, the U.S. Virgin Islands and the Northern Mariana Islands), have legalized the medical use of cannabis. In 18 of those states, the sale and possession of cannabis is legal for both medical and adult use, and the District of Columbia has legalized adult use but not commercial sale. Eleven other states have laws that limit THC content, for the purpose of allowing access to CBD products.

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

As noted, the amended PACT Act now prohibits the use of the USPS to deliver “ENDS” directly to consumers. On October 21, 2021, the USPS issued final rules regarding the mailability of ENDS products through the USPS, while also clarifying which products are and are not covered by the rule. The final rules clarified that hemp vape products are included within the definition of ENDS, and are thus nonmailable. The rule also provides that a legally operating ENDS business may apply to USPS for a business-to-business exception to the general rule prohibiting the mailing of such products.

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

Critically for the vapor industry, the most commonly used carriers, Federal Express and United Parcel Service (“UPS”), ceased all deliveries of vapor products.

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

Our sales and distribution channels are:

●	Direct sales and distribution, where we have set up our own distribution directly to retailers.

●	Single independent distributors who are responsible for distribution within a single market.

●	Exclusive territory and exclusive channel distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas stations).

●	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

●	Internet/e-commerce sales, where we sell directly to end users through one of our internet websites and/or landing pages.

●	Distribution through online distributors that sell to an extensive network of resellers.

●	Distribution through dispensaries who are responsible for dispensing medical or recreational cannabis.

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

Our portfolio of electronic cigarette personal vaporizer and pocket lighter patents are the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of CBD products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers;

●	Prosecute and enforce our patent rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

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

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We own the following U.S. patent:

●	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012.

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

On May 10, 2016, the FDA issued the “Deeming Regulations” which came into effect August 8, 2016. The Deeming Regulations amended the definition of “tobacco products” to include e-liquid, e-cigarettes and other vaping products. Deemed Tobacco Products include, but are not limited to, e-liquids, atomizers, batteries, cartomizers, clearomisers, tank systems, flavors, bottles that contain e-liquids and programmable software. Beginning August 8, 2016, Deemed Tobacco Products became subject to all FDA regulations applicable to cigarettes, cigarette tobacco, and other tobacco products which require:

●	a prohibition on sales to those younger than 18 years of age and requirements for verification by means of photographic identification (in December 2019, the federal minimum age for sale of tobacco products was raised from 18 to 21 years);

●	health and addictiveness warnings on product packages and in advertisements;

●	a ban on vending machine sales unless the vending machines are located in a facility where the retailer ensures that individuals under 18 years of age are prohibited from entering at any time;

●	registration with, and reporting of product and ingredient listings to, the FDA;

●	no marketing of new tobacco products prior to FDA review;

●	no direct and implied claims of reduced risk such as “light”, “low” and “mild” descriptions unless FDA confirms (a) that scientific evidence supports the claim and (b) that marketing the product will benefit public health;

●	payment of user fees;

●	ban on free samples; and

●	childproof packaging.

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

As noted, the amended PACT Act now prohibits the use of the USPS to deliver “ENDS” directly to consumers. On October 21, 2021, the USPS issued final rules regarding the mailability of ENDS products through the USPS, while also clarifying which products are and are not covered by the rule. The final rules clarified that hemp vape products are included within the definition of ENDS, and are thus nonmailable. The rule also provides that a legally operating ENDS business may apply to USPS for a business-to-business exception to the general rule prohibiting the mailing of such products.

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

Critically for the vapor industry, the most commonly used carriers, Federal Express and United Parcel Service (“UPS”), ceased all deliveries of vapor products.

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

Canada

E-cigarettes with or without nicotine are legal in Canada. In May 2018, Bill S-5: An Act to amend the Tobacco Act and Non-smokers’ Health Act received Royal Assent established a new legislative framework to regulate the manufacturing, sale, labelling and promotions of vaping products in Canada. Sales of vaping products containing nicotine are permitted to adults 18 years of age and older. Vaping products containing cannabis are regulated under the Cannabis Act and its regulations. The Cannabis Act became law on October 17, 2018, and establishes the framework for controlling the production, sale and possession of cannabis across Canada. On October 17, 2019, cannabis extracts, including vaping products, became legal for sale in Canada. As with vaping products containing nicotine, the safety of cannabis vaping devices (such as the batteries) is regulated under the CCPSA.

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

Under our partnership agreement, we are authorized to issue an unlimited number of partnership interests for the consideration and on the terms and conditions determined by Soleil Capital Management LLC, our General Partner, without the approval of the unitholders. We may also issue additional partnership interests that, as determined by its General Partner, may have rights to distributions or special voting rights to which the Common Units are not entitled. The Common Unitholders do not have preemptive rights under the partnership agreement to acquire additional Common Units or other partnership interests. As of the date hereof, 88,804,035 common units, no par value per unit, are issued and outstanding and no Class A preferred units, no par value per unit, are issued and outstanding.

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

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured. The balance of the April 2020 Note as of December 31, 2020 was $38,071.

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

Notes Issued by the Company in 2021

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2021 was $89,920.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2021 was $100,001.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2021 was $100,001.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2021 was $100,001.

In December 2021, the Company received a $60,000 advance against a promissory yet to be issued but anticipated to have the same terms as previous notes.

Employees

As of December 31, 2021, we had 10 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

●	The novel coronavirus (COVID-19) pandemic could have a material adverse effect on our business, financial condition and results of operations.

●	We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

●	We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

●	We may be unable to promote and maintain our brands.

●	We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

●	If we are unable to manage our anticipated future growth, our business and results of operations could suffer materially.

●	We are subject to significant product liability litigation.

●	Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

●	Our patents and our ability to enforce them.

●	We may not be able to adequately protect our intellectual property rights in China or elsewhere, which could harm our business and competitive position.

●	Third parties may claim that we infringe their intellectual property and trademark rights.

●	Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

●	We rely on our CEO and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

●	We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

●	We are subject to significant product liability litigation.

●	If we are the subject of future product defect or liability suits, our business will likely fail.

●	If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

●	Product exchanges, returns and warranty claims may adversely affect our business.

●	Adverse economic conditions may adversely affect the demand for our products.

●	We rely, significantly, on the efforts of third party agents to generate sales of our products.

●	We may not be able to establish sustainable relationships with large retailers or national chains.

●	We may not be able to adapt to trends in our industry.

●	We depend on third party manufacturers for our products.

●	We rely on Chinese manufacturers to produce our products.

●	We may face competition from foreign importers who do not comply with government regulation.

●	Our results of operations could be adversely affected by currency exchange rates and currency devaluations.

●	We depend on our General Partner and its manager Messrs. Kevin Frija and Greg Pan.

●	Rights of limited partners are significantly different than rights of shareholders of a corporation.

●	Our General Partner, Soleil Capital Management LLC, is solely responsible for our operations.

●	Our ability to retain our management is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

●	The control of our General Partner may be transferred to a third party without common unitholder consent.

●	We have hired and will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

●	We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

●	The business that we conduct outside the U.S. may be adversely affected by international risk and uncertainties.

●	If we were treated as a corporation for U.S. federal income tax or state tax purposes, then our distributions to our common unitholders would be substantially reduced and the value of our common units would be adversely affected.

●	Our common unitholders may be subject to U.S. federal income tax on their share of our taxable income, regardless of whether they receive any cash distributions from us.

●	Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

●	Many of our products contain nicotine, which is considered to be a highly addictive substance.

●	Significant increases in state and local regulation of our products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

●	There is uncertainty related to the federal regulation of e-products. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts.

●	Recent bans on the sales of flavored e-cigarettes directly impact the markets in which we may sell our products, and may have a material adverse impact on our business.

●	There is uncertainty related to the regulation of flavored e-cigarette liquid and vaporization products and certain other consumption accessories, including the possibility that all flavored e-cigarette liquid and vaporization products may be recalled or removed from the market entirely. Any increased regulatory compliance burdens will have a material adverse impact on our operations and future business development efforts.

●	The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect the Company.

●	The market for electronic cigarettes and vapor products is a niche market, subject to a great deal of uncertainty and is still evolving.

●	There is substantial concern regarding the effect of long-term use of electronic cigarettes and vaping products. Despite the recent outbreak of vaping-related lung injuries, the medical profession does not yet definitively know the cause of such injuries. Should electronic cigarettes or vapor products, including our products, be determined conclusively to pose long-term health risks, including a risk of vaping-related lung injury, our business will be negatively impacted.

●	Possible yet unanticipated changes in federal and state law could cause any of our current products, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

●	If our hemp oil products are found to violate federal law or if there is negative press from being in a hemp or cannabis-related business, we could be criminally prosecuted or forced to suspend or cease operations.

●	Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

●	Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

●	We may have a difficult time obtaining the various insurances that are desired to operate our business in the CBD industry, which may expose us to additional risk and financial liability.

●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common units.

●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.

●	The issuance of a large number of common units could significantly dilute existing unitholders and negatively impact the market price of our common units.

●	The Selling Unitholder may sell a large number of common units, resulting in substantial diminution to the value of units held by existing unitholders.

●	Our common units are a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

●	Our directors and officers control a substantial number of our common units, decreasing your influence on unitholder decisions.

●	Units eligible for future sale may adversely affect the market.

●	Provisions of our partnership agreement, as amended, may delay or prevent a takeover which may not be in the best interests of our unitholders.

●	We do not expect to pay dividends in the foreseeable future.

RISKS RELATED TO OUR BUSINESS

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

For the fiscal years ended December 31, 2021 and 2020, we reported net income of $127,174 and net loss of $563,779, respectively, and negative cash flow from operating activities of $280,900 and $69,607, respectively. As of December 31, 2021, we had an aggregate accumulated deficit of approximately $10,214,000 and negative working capital of $1,834,867. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions, accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

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

Our operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, we believe we must effectively, among other things:

●	hire, train, and manage additional employees;

●	expand our marketing and distribution capabilities;

●	increase our product development activities;

●	add additional qualified finance and accounting personnel; and

●	implement and improve our administrative, financial and operational systems, procedures and controls.

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

Because electronic cigarettes and vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to electronic cigarette and vapor product use. On November 8, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC’s principal deputy director, Dr. Anne Schuchat, stated that “vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette or vapor product usage poses long-term health risks, the use of such products, including our products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our officers and directors own 42,515,462 units, or approximately 47.9% of our outstanding common units. As a result, our officers and directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 88,804,035 common units outstanding as of December 31, 2021, approximately 46,288,573 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market Price for Registrant’s Common Equity, Related Unitholder Matters and Issuer Purchases of Equity Securities

Trading Price History

Our common units are currently quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the ticker symbol “VPRB.” The OTC Market is a computer network that provides information on current “bids” and “asks”, as well as volume information.

On April 13, 2022, the closing price of our common units on the OTC Pink was $0.___ per unit.

Unitholders of Record

As of April 14, 2022, we had 88,804,035 outstanding common units and there were approximately 36 holders of record of our common units, not including holders who hold their units in street name.

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

OVERVIEW

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents which are the basis for our efforts to:

●	Design, market and distribute a line of e liquids under the “HELIUM” brand;

●	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

●	Prosecute and enforce our patent rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

For the fiscal years ended December 31, 2021 and 2020, we generated revenues of $6,222,632 and $3,966,777, respectively; reported net income of $127,174 and a net loss of $563,779, respectively, and negative cash flow from operating activities of $280,900 and $69,607, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $10,215,000 as of December 31, 2021. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenues

Our revenue for the twelve months ended December 31, 2021 and 2020 was $6,222,632 and $3,966,777, respectively. The increase was a result of an industry-wide health-related crisis that hampered sales significantly in 2020.

Cost of Sales

Cost of sales for the year ended December 31, 2021 and 2020 was $4,087,414 and $2,272,925, respectively. The increase is the result of an increase in sales during 2021. Gross margins decreased from 43% in 2021 to 43% in 2020 due to increased online sales direct to consumer, which have higher margins than wholesale sales offset by a write-off of obsolete inventory.

Operating Expenses

Operating expenses for the year ended December 31, 2021 were $1,933,341, as compared to $1,710,634 for the year ended December 31, 2020. The increase is primarily due to increased sales activity.

Other Income (Expense)

Other expense decreased to $74,702 for the year ended December 31, 2021 as compared to $546,997 for the year ended December 31, 2020. The decrease is mainly attributable to debt forgiveness of PPP Loans and the settlement of certain litigation, which provided net proceeds of $147,125.

Net Income (Loss)

Net income for the year ended December 31, 2021 was $127,174 compared to a net loss of $563,779 for the year ended December 31, 2020.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2021	2020
Net cash flows used in operating activities	$(280,900)	$(69,607)
Net cash flows from financing activities	$283,490	$46,810

The Company used cash in operating activities of $280,900 for the year ended December 31, 2021 as compared to $69,607 for the year ended December 31, 2020. The increase in cash used is mainly a result of increased levels of inventory and accounts receivable, offset by an increase in accounts payables and non-cash forgiveness of PPP loans.

During the years ended December 31, 2021 and 2020, the Company received loans from related parties and institutional investors of $1,015,007 and $1,258,566, respectively. In 2021, the Company received proceeds from PPP Loans totaling $190,057. Also, the Company paid debt of $921,574 in 2021, as compared to $1,211,756 in 2020. During 2021 and 2020, the Company was provided cash from financing activities of $261,693 and $46,810, respectively.

Assets

At December 31, 2021 and 2020, we had total assets of $1,254,772 and $908,345, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2021, the Company’s inventory was decreased by $163,256 as a result of additional purchases for new products, accounts receivable increased by $310,864 from increased sales, vendor deposits decreased by $53,056, and right of use asset decreased by $77,227.

Liabilities

At December 31, 2021 and 2020, we had total liabilities of $3,369,566 and $3,150,314, respectively. The increase was primarily due to an increase in accounts payable.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The has a working capital deficit of $1,834,867 at December 31, 2021. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2021, we had $2,590 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2021, the Company had no allowance for bad debt.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2021, the Company had no provision for obsolescence.

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

The financial information required by Item 8 begins on page F-1 through F-22.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2021, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2021, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 25, 2022, the Company issued a promissory note in the principal amount of $100,001 (the “March 2022 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company, in exchange for the receipt of $100,001. The principal amount due under the March 2022 Note bears interest at the rate of 24% per annum, and the March 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on March 25, 2023. The March 2022 Note is unsecured.

The foregoing description of the March 2022 Note does not purport to be complete and is qualified in its entirety by reference to the March 2022 Note, a copy of which is filed as Exhibit 10.46 to this Annual Report on Form 10-K and which is incorporated herein by reference.

On April 7, 2022, the Company issued a promissory note in the principal amount of $100,001 (the “April 2022 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company, in exchange for the receipt of $100,001. The principal amount due under the April 2022 Note bears interest at the rate of 24% per annum, and the April 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Note is unsecured.

The foregoing description of the April 2022 Note does not purport to be complete and is qualified in its entirety by reference to the April 2022 Note, a copy of which is filed as Exhibit 10.47 to this Annual Report on Form 10-K and which is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	50	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	65	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	39	Chief Operating Officer	January 3, 2017

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

Mr. Guocheng “Greg” Pan. Mr. Pan PhD has been a director of the Company and a director and a manager of the Company’s General Partner since December 26, 2013. From December 26, 2013 to June 5, 2015, Mr. Pan served as non-executive Chairman of the Board of Directors of the Company and the Company’s General Partner prior to resigning from such positions on June 5, 2015. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan, graduated from Peking University in 1982, obtained a masters degree in 1985 and a PhD from The University of Arizona in 1989. Mr. Pan is a citizen of the United States.

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

Code of Ethics

The Company has adopted a code of ethics that applies to all of the Company’s employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. The Company will provide, free of charge, a copy of the Company’s code of ethics to any person, upon request. A copy of the code of ethics can be requested by writing to the Company at 3001 Griffin Road, Ft. Lauderdale, FL 33312.

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

2021 SUMMARY COMPENSATION TABLE

				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Name & Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija,	2021	$144,231	—	—	—	—	—	—	$144,231
Chief Executive Officer and President	2020	$140,954	—	—	—	—	—	—	$140,954

Dan Hoff	2021	$161,293	—	—	—	—	—	—	$161,293
Chief Operating Officer	2020	$119,546	—	—	—	—	—	—	$119,546

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2021. On December 31, 2021, there were 88,804,035 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 3001 Griffin Road, Fort Lauderdale, FL 33312.

Name and address of beneficial owner	Common Units Beneficially Owned		Percentage of Beneficial Ownership(1)
Directors and Named Executive Officers
Kevin Frija	18,871,088		21.3%
Dan Hoff	2,850,722		3.2%
Guocheng Pan	10,381,360	(2)	11.4%

All Current Executive Officers and Directors As a Group (3 persons)	32,103,170	(3)	35.4%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 88,804,035 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.
(2)	Includes 2,000,000 common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at any time within ten years from the date of the Purchase Agreement.
(3)	Includes 2,000,000 common units which the executive officers and directors have the right to acquire pursuant to a vested warrant.

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

Transactions

The following includes a summary of transactions since January 1, 2020, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

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

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured. The balance of the April 2020 Note as of December 31, 2020 was $38,071.

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

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2021 was $89,920.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2021 was $100,001.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2021 was $100,001.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2021 was $100,001.

In December 2021, the Company received a $60,000 advance against a promissory yet to be issued but anticipated to have the same terms as previous notes.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2021 was $100,001.

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

Limited Liability

Assuming that a limited partner does not participate in the control of our business within the meaning of the Delaware Limited Partnership Act and that he otherwise acts in conformity with the provisions of our partnership agreement, his liability under the Delaware Limited Partnership Act will be limited, subject to possible exceptions, to the amount of capital he is obligated to contribute to us for his common units plus his share of any undistributed profits and assets. If it were determined however that the right, or exercise of the right, by the limited partners as a group:

●	to remove or replace our general partner,

●	to approve some amendments to our partnership agreement, or

●	to take other action under our partnership agreement,

●	constituted “participation in the control” of our business for the purposes of the Delaware Limited Partnership Act, then our limited partners could be held personally liable for our obligations under the laws of Delaware to the same extent as our general partner. This liability would extend to persons who transact business with us who reasonably believe that the limited partner is a general partner.

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

No Limited Partner Approval

Our general partner may generally make amendments to our partnership agreement or certificate of limited partnership without the approval of any limited partner to reflect:

1.	a change in the name of the partnership, the location of the partnership’s principal place of business, the partnership’s registered agent or its registered office,

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

If conditions specified in our partnership agreement are satisfied, our general partner may convert or merge us or any of our subsidiaries into, or convey some or all of our assets to, a newly formed entity if the sole purpose of that merger or conveyance is to effect a mere change in our legal form into another limited liability entity. The common unitholders are not entitled to dissenters’ rights of appraisal under our partnership agreement or the Delaware Limited Partnership Act in the event of a merger or consolidation, a sale of substantially all of our assets or any other transaction or event.

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

Withdrawal or Removal of the General Partner

On or after June 30, 2017, our general partner may withdraw as general partner without first obtaining approval of any common unitholder by giving 90 days’ advance notice, and that withdrawal will not constitute a violation of the partnership agreement. Notwithstanding the foregoing, our general partner may withdraw at any time without common unitholder approval upon 90 days’ advance notice to the limited partners if at least 50% of the outstanding common units are beneficially owned or owned of record or controlled by one person and its affiliates other than our general partner and its affiliates.

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

In the event of removal of a general partner under circumstances where cause exists or withdrawal of a general partner where that withdrawal violates our partnership agreement, a successor general partner will have the option to purchase the general partner interest of the departing general partner for a cash payment equal to its fair market value. Under all other circumstances where a general partner withdraws or is removed by the limited partners, the departing general partner will have the option to require the successor general partner to purchase the general partner interest of the departing general partner for a cash payment equal to its fair market value. In each case, this fair market value will be determined by agreement between the departing general partner and the successor general partner. If no agreement is reached within 30 days of the general partner’s departure, an independent investment banking firm or other independent expert selected by the departing general partner and the successor general partner will determine the fair market value. If the departing general partner and the successor general partner cannot agree upon an expert within 45 days of the general partner’s departure, then an expert chosen by agreement of the experts selected by each of them will determine the fair market value.

If the option described above is not exercised by either the departing general partner or the successor general partner, the departing general partner’s general partner interest will automatically convert into common units pursuant to a valuation of those interests as determined by an investment banking firm or other independent expert selected in the manner described in the preceding paragraph.

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

As a result of our general partner’s right to purchase outstanding limited partner interests, a holder of limited partner interests may have his limited partner interests purchased at an undesirable time or price. The tax consequences to a common unitholder of the exercise of this call right are the same as a sale by that common unitholder of his common units in the market.

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

Indemnification

Under our partnership agreement, in most circumstances we will indemnify the following persons, to the fullest extent permitted by law, from and against all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts:

●	our general partner;

●	any departing general partner;

●	any person who is or was an affiliate of a general partner or any departing general partner;

●	any person who is or was a member, partner, tax matters partner, officer, director, employee, agent, fiduciary or trustee of us or our subsidiaries, the general partner or any departing general partner or any affiliate of us or our subsidiaries, the general partner or any departing general partner;

●	any person who is or was serving at the request of a general partner or any departing general partner or any affiliate of a general partner or any departing general partner as an officer, director, employee, member, partner, agent, fiduciary or trustee of another person; or

●	any person designated by our general partner.

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

Books and Reports

Our general partner is required to keep appropriate books of the partnership’s business at our principal offices or any other place designated by our general partner. The books will be maintained for both tax and financial reporting purposes on an accrual basis. For tax and financial reporting purposes, our year ends on December 31 each year.

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

As soon as reasonably practicable after the end of each fiscal year, we will furnish to each partner tax information (including Schedule K-1), which describes on a U.S. dollar basis such partner’s share of our income, gain, loss and deduction for our preceding taxable year. It will most likely require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for the Company. Consequently, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, each partner will be required to report for all tax purposes consistently with the information provided by us.

Right to Inspect Our Books and Records

Our partnership agreement provides that a limited partner can, for a purpose reasonably related to his interest as a limited partner, upon reasonable written demand and at his own expense, have furnished to him:

●	promptly after becoming available, a copy of our U.S. federal, state and local income tax returns; and

●	copies of our partnership agreement, the certificate of limited partnership of the partnership, related amendments and powers of attorney under which they have been executed.

Our general partner may, and intends to, keep confidential from the limited partners trade secrets or other information the disclosure of which our general partner believes is not in our best interests or which we are required by law or by agreements with third parties to keep confidential.

Item 14. Principal Accounting Fees and Services

Prager Metis CPAs, LLC (“Prager Metis”) served as the Company’s independent registered accounting firm for the fiscal year ended December 31, 2020. On February 28, 2022, Prager Metis advised the Company’s Board of Directors that it would not stand for reappointment as the Company’s independent registered public accounting firm. On March 2, 2022, the Company’s Board of Directors appointed Paris, Kreit & Chiu CPA LLP as the Company’s new independent registered accounting firm. The following table summarizes the aggregate fees for professional services provided by Prager Metis for the years ended December 31, 2021 and 2020.

	Prager Metis
	2021	2020
Audit Fees	$12,000	$45,500
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total	$12,000	$45,500

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

Audit-Related Fees – This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC, other accounting consulting and other audit services.

Tax Fees – This category consists of fees for services rendered for tax compliance and tax planning and advisory services.

All Other Fees – This category consists of fees for other miscellaneous items.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6651 & 273)	F-1
VPR Brands, LP Balance Sheets as of December 31, 2021 and 2020	F-2
VPR Brands, LP Statements of Operations for the years ended December 31, 2021 and 2020	F-3
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2021 and 2020	F-4
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2021 and 2020	F-5
Notes to Consolidated Financial Statements	F-6

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

Exhibit Number	Description of Exhibit
10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Exhibit
10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.26	Promissory Note dated June 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2020).

10.27	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

10.29	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

10.31	Promissory Note dated November 2, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2020).

10.32	Promissory Note dated December 1, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2020).

10.34	Promissory Note dated January 14, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021).

Exhibit Number	Description of Exhibit
10.35	Promissory Note dated February 25, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2021).

10.36	Promissory Note dated July 12, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

10.37	Promissory Note dated September 17, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2021).

10.38	Promissory Note dated October 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2021).

10.39	Settlement Agreement, effective December 1, 2021, by and between the registrant and NEPA 2 Wholesale, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2021).

10.40	Promissory Note dated December 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.41	Settlement Agreement dated December 30, 2021 by and between the registrant and PHD Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2022).

10.42	Promissory Note dated January 18, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.43	Promissory Note dated January 19, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.44	Promissory Note dated January 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2022).

10.45	Settlement Agreement, dated as of March 18, 2022, by and between the registrant on the one hand, and XL Vape, LLC, VGOD LLC, and Saltnic LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

10.46*	Promissory Note dated March 25, 2022 issued by VPR Brands, LP to Kevin Frija.

10.47*	Promissory Note dated April 7, 2022 issued by VPR Brands, LP to Kevin Frija.

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of VPR Brands, LP. (the Company) as of December 31, 2021, and the related statements of operations, changes in Partners’ Deficit, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the years ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has an accumulated deficit of $10,214,999 and a working capital deficit of $1,834,867 at December 31, 2021. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- Refer to Note 3 to the financial statements

CAM Description:

The Company has accumulated deficit of $10.2 million and partners deficit of $2.1 million as of December 31, 2021.

How the critical audit matter was addressed in the audit.

Our principal procedures to address this matter were:

Obtained cash flow analysis from the Company, performed reasonableness test by comparing to historical financial statements, and cash infusion by shareholder.

Obtained subsequent sales information and agreed to shipping records.

We have served as the Company’s auditor since 2022.

/s/ Paris Kreit & Chiu CPA’s LLP

Los Angeles, California

April 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Unitholders of

VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VPR Brands, LP. (the Company) as of December 31, 2020, and the related statements of operations, changes in Partners’ Deficit, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 15, 2021

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS

Current Assets:
Cash	$2,590	$-
Accounts receivable, net	330,021	19,157
Inventory, net	620,992	457,736
Vendor deposits	70,329	123,384
Deposits	16,780	16,780
Total current assets	1,040,711	617,057

Right to Use Asset	214,061	291,288
Total assets	$1,254,772	$908,345

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$506,869	$312,695
Accounts payable - related party	107,410	86,514
Customer deposits	-	16,950
Right to use obligation, current portion	133,454	58,696
Notes payable	457,353	401,493
Note payable-related parties	670,493	607,919
Convertible notes payable	1,000,000	1,025,000
Total current liabilities	2,875,578	2,509,267

Notes Payable, less current portion	349,957	363,562
Right to Use Obligation, net of current portion	144,031	277,485
Total liabilities	3,369,566	3,150,314

Partners’ Deficit:
Common units - 100,000,000 units authorized; 88,804,035 and 85,975,911 units issued and outstanding, respectively,	$8,065,481	8,015,891
Common units to be issued; 578,723 and 3,406,847 units, respectively	34,723	84,313
Accumulated deficit	(10,214,999)	(10,342,173)
Total partners’ deficit	(2,114,795)	(2,241,969)
Total liabilities and partners’ deficit	$1,254,772	$908,345

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF OPERATIONS

	Year Ended
	December 31,
	2021	2020
Revenues	$6,222,632	$3,966,777
Cost of Sales	4,087,414	2,272,925
Gross profit	2,135,218	1,693,852

Operating Expenses:
Selling, general and administrative	1,933,341	1,710,634
Total operating expenses	1,933,341	1,710,634

Net Operating Income (Loss)	201,876	(16,782)

Other Income(Expense):
Gain on Extinguishment /Forgiveness of Debt	203,662	-
Settlement Income	275,000	-
Settlement on loans	(5,000)	-
Expenses related to the settlement	(31,625)	-
Legal Fees related to the settlement	(96,250)	-
Interest expense	(271,277)	(266,680)
Interest expense- related parties	(149,212)	(280,317)
Total other income (expense), net	(74,702)	(546,997)

Net Income (Loss)	$127,174	$(563,779)

Net Income (Loss) Per Common Unit - Basic	$0.00	$(0.01)

Net Income (Loss) Per Common Unit - Diluted	$0.00	$(0.01)

Weighted-Average Common Units Outstanding - Basic	86,211,588	85,975,911

Weighted-Average Common Units Outstanding - Diluted	96,719,234	85,975,911

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

	Common Units		Common Units to be Issued		Accumulated	Total Partners’
	Number	Amount	Number	Amount	Deficit	Deficit
Balance at December 31, 2019	85,975,911	$8,015,891	3,406,847	$84,313	$(9,778,394)	$(1,678,190)
Net loss	-	-	-	-	(563,779)	(563,779)
Balance at December 31, 2020	85,975,911	$8,015,891	3,406,847	84,313	(10,342,173)	(2,241,969)
Issuance of units to be issued	2,828,124	49,590	(2,828,124)	(49,590)	-	-
Net Income	-	-	-	-	127,174	127,174
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

	Year Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$127,174	$(563,779)
Forgiveness of debt	(203,662)	-
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(163,256)	266,148
Vendor deposits	53,056	(84,806)
Accounts receivable	(310,864)	88,224
Customer deposits	(16,950)	11,950
Right to use asset and obligation	18,531	25,174
Accounts payable and accrued expenses	215,071	187,482
Net cash used in operating activities	(280,900)	(69,607)

Cash Flows from Financing Activities:
Proceeds from payroll protection program	190,057	-
Proceeds from notes payable	250,000	363,562
Payments of notes payable	(194,140)	(347,663)
Payments of convertible notes payable	(25,000)	-
Proceeds from notes payable, related parties	765,007	895,004
Payments of notes payable, related parties	(702,434)	(864,093)
Net cash provided by financing activities	283,490	46,810

Change in Cash	2,590	(22,797)
Cash - Beginning of the Year	-	22,797
Cash - End of the Year	$2,590	$-

Supplemental Cash Flow Information:
Interest paid in cash	$302,175	$561,195
Income taxes paid in cash	$-	$-

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

Accounts Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2021 and 2020, the Company had an allowance for bad debt of $0 and $112,017, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. During the year ended December 31, 2021, the Company wrote off $141,440 of obsolete inventory. As of December 31, 2021 and 2020, the Company had recorded a provision for obsolescence of $0 and $73,350, respectively.

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

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the years ended December 31, 2021 and 2020, all of the Company’s revenues were recognized at a point in time.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the years ended December 31, 2021 and 2020, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 13,155,111 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2020 because their effect was antidilutive. The following summarizes the calculation of diluted income per share for the year ended December 31, 2021:

	Weighted Average Shares	Net Income
Basic	86,211,588	$127,174
Convertible Debt	10,507,646	181,500
Diluted	96,719,234	$308,674
Net Income Per Common Unit - Diluted		$0.00

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $10,214,999 and a working capital deficit of $1,834,867 at December 31, 2021. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2021 and 2020 was $247,924 and $304,391, respectively.

On July 22, 2019, the Company issued a promissory note in the principal amount of $250,000 (the “Lendistry Note”) to Lendistry, LLC. The principal amount due under the Lendistry Note bears interest at the rate of 24% per annum, and permits Lendistry, LLC to deduct weekly ACH payments from the Company’s bank account in the amount of $1,240 plus up to 11% of Credit Card Sales until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on July 25, 2025. The Lendistry Note is unsecured. The balance of the Lendistry Note as of December 31, 2020 was $25,393, which was repaid during the year ended December 31, 2021.

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

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of December 31, 2021 and 2020 was $20,324 and $49,551, respectively.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2021 and 2020 was $21,797.

On December 23, 2019, the Company issued a promissory note in the principal amount of $23,300 (the “Kabbage Note #2”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $2,349 through maturity in December 2020. The Kabbage Note #2 is unsecured. The balance of the note as of December 31, 2019 was $23,300, which was repaid during the year ended December 31, 2020.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $203,662 as of December 31, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets. During the year ended December 31, 2021, the PPP loan was forgiven.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $159,900 as of December 31, 2021 and 2020, and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

The following is a summary of notes payable activity for the years ended December 31, 2021 and 2020:

Balance at December 31, 2019	$749,156
New issuances	363,562
Repayments of principal	(347,663)
Balance at December 31, 2020	765,055
New issuances	440,057
PPP loan forgiveness	(203,662)
Repayments of principal	(194,140)
Balance at December 31, 2021	$807,310

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

On July 5, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $7,356, which was repaid during the year ended December 31, 2021.

On October 7, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $2,476, which was repaid during the year ended December 31, 2021.

On November 8, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $2,476, which was repaid during the year ended December 31, 2021.

On November 15, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $956, which was repaid during the year ended December 31, 2021.

On December 9, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $1,510, which was repaid during the year ended December 31, 2021.

On December 16, 2019, the Company issued a Note in the principal amount of $100,001 (“July 2019 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the July 2019 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in July 2020. The July 2019 Frija Note is unsecured. The balance of the note as of December 31, 2020 was $4,084, which was repaid during the year ended December 31, 2021.

On January 10, 2020, the Company issued a promissory note in the principal amount of $100,001 (“January 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the Note bears interest at the rate of 24% per annum, and the January 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 10, 2021. The Note is unsecured The balance of the January 2020 Frija Note as of December 31, 2020 was $9,671, which was repaid during the year ended December 31, 2021.

On February 18, 2020, the Company issued a promissory note in the principal amount of $100,001 (“February 2020 Frija Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the February 2020 Frija Note bears interest at the rate of 24% per annum, and the February 2020 Frija Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 18, 2021. The February 2020 Frija Note is unsecured and had a balance as of December 31, 2020 of $21,963, which was repaid during the year ended December 31, 2021.

On April 6, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “April 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the April 2020 Note bears interest at the rate of 24% per annum, and the April 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 6, 2021. The April 2020 Note is unsecured. The balance of the April 2020 Note as of December 31, 2020 was $38,071, which was repaid during the year ended December 31, 2021.

On June 22, 2020, the Company a promissory note in the principal amount of $100,000 (together, the “June 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2020 Note bears interest at the rate of 24% per annum, and the June 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on June 22, 2021. During August 2020, there was an additional $70,000 issuance to the June 2020 Note. The June 2020 Notes are unsecured and had an aggregate balance as of December 31, 2020 of $53,243, which was repaid during the year ended December 31, 2021.

On August 19, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “August 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the August 2020 Note bears interest at the rate of 24% per annum, and the August 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on August 19, 2021. The August 2020 Note is unsecured. The balance of the August 2020 Note as of December 31, 2020 was $80,782, which was repaid during the year ended December 31, 2021.

On September 22, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “September 22, 2020 Note”) to Mr. Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 22, 2020 Note bears interest at the rate of 24% per annum, and the September 22, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 22, 2021. The September 22, 2020 Note is unsecured. The balance of the September 22, 2020 Note as of December 31, 2020 was $94,157, which was repaid during the year ended December 31, 2021.

On November 2, 2020, the Company issued a promissory note in the principal amount of $100,000 (the “November 2020 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2020 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2020 Frija Note is unsecured. The balance of the November 2020 Frija Note as of December 31, 2020 was $96,173, which was repaid during the year ended December 31, 2021.

On December 1, 2020, the Company issued a promissory note in the principal amount of $100,001 (the “December 1, 2020 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 1, 2020 Note bears interest at the rate of 24% per annum, and the December 1, 2020 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 1, 2021. The December 1, 2020 Note is unsecured. The balance of the December 1, 2020 Note as of December 31, 2020 was $100,000, which was repaid during the year ended December 31, 2021.

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2021 and 2020 was $8,243 and $95,000, respectively.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2021 was $89,920.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2021 was $100,001.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2021 was $100,001.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2021 was $100,001.

In December 2021, the Company received a $60,000 advance against a promissory yet to be issued but anticipated to have the same terms as previous notes.

The following is a summary of notes payable – related parties activity for the years ended December 31, 2021 and 2020:

Balance at January 1, 2020	$577,008
New borrowings	895,004
Repayments of principal	(864,093)
Balance at December 31, 2020	607,919
New borrowings	765,007
Repayments of principal	(702,434)
Balance at December 31, 2021	$670,493

NOTE 6: CONVERTIBLE NOTES PAYABLE

Acquisition Note

In connection with a business acquisition there was a $500,000 loan from Vapor to the Company, a secured, 36-month promissory note from the Company to Vapor in the principal amount of $500,000 (the “Secured Promissory Note”; together with the Acquisition Note, are referred to herein as the “Notes”) bearing an interest rate of prime plus 2% (which rate resets annually on July 29th), which payments thereunder are $14,000 per month, with such payments deferred and commencing on January 26, 2017, with subsequent instalments payable on the same day of each month thereafter and in the 37th month (on July 29, 2019), a balloon payment for all remaining accrued interest and principal. In March 2017 this note holder sold the Acquisition Note to DiamondRock, LLC.

DiamondRock has the right to convert the outstanding and unpaid principal amount and accrued and unpaid interest of the respective tranche of the Note into common units of the Company, subject to the limitation that DiamondRock may not complete a conversion if doing so would cause DiamondRock to own in excess of 4.99% of the Company’s outstanding units, provided that DiamondRock may waive that limitation and increase the ownership cap to up to 9.99%. The conversion price for any conversion under the Note is equal to the lesser of (i) $0.50 and (ii) 65% of the volume weighted average trading price of the Company’s common over the 7 trading days ending on the last complete trading day prior to the date of the conversion. In addition, in the event that the Company enters into certain transactions with other parties that provide for a conversion price at a larger discount (than 35%) to the trading price of the Company’s common units, or provides for a longer look-back period, then the conversion price and look-back period under the Note will be adjusted to be such lower conversion price and longer look-back period, as applicable. As of December 31, 2021 and 2020, the balance outstanding was $25,000.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of December 31, 2021 and 2020 was $200,000. Interest expense for years ended December 31, 2021 and 2020 totaled $36,000 and $36,000, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note The balance of the note as of December 31, 2021 and 2020 was $200,000. Interest expense for each of the years ended December 31, 2021 and 2020 totaled $36,000.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). The balance of the note as of December 31, 2021 and 2020 was $200,000. Interest expense for each of the years ended December 31, 2021 and 2020 totaled approximately $36,000.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of December 31, 2021 and 2020 was $200,000. Interest expense for each of the years ended December 31, 2021 and 2020 totaled approximately $36,000.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of December 31, 2021 and 2020 was $200,000. Interest expense for each of the years ended December 31, 2021 and 2020 totaled approximately $36,000.

NOTE 7: PARTNERS’ DEFICIT

During the year ended December 31, 2021, the Company issued 2,828,124 commo units granted or services prior to 2020.  As of December 31, 2021, there were 578,723 units yet to be issued pursuant to conversion of convertible debt prior to 2020.

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

Years Ending December 31,
2022	133,200
2023	133,200
2024	122,100
Total	$388,500

The Company recorded a right to use asset and obligation of $299,500, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $73,724 and $71,455 of the right to use asset during the years ended December 31, 2021 and 2020, respectively.

Rent expense for the years ended December 31, 2021 and 2020 was $149,552 and $167,703, respectively.

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

Customer Concentration

During the year ended December 31, 2021, one customer accounted for approximately 21% of the Company’s net revenues. Accounts receivable from this customer as of December 31, 2021 totaled $193,652.

NOTE 9: SUBSEQUENT EVENTS

On January 18, 2022, the Company issued a promissory note in the principal amount of $100,001 (the “January 18 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company, in exchange for the receipt of $100,001. The principal amount due under the January 18 Note bears interest at the rate of 24% per annum, and the January 18 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 18, 2023. The January 18 Note is unsecured.

On January 19, 2022, the Company issued a promissory note in the principal amount of $100,001 (the “January 19 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 19 Note bears interest at the rate of 24% per annum, and the January 19 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 19, 2023. The January 19 Note is unsecured.

On January 25, 2022, the Company issued a promissory note in the principal amount of $100,001 (the “January 25 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company, in exchange for the receipt of $100,001. The principal amount due under the January 25 Note bears interest at the rate of 24% per annum, and the January 25 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 25, 2023. The January 25 Note is unsecured.

On March 18, 2022, the Company entered into a Settlement Agreement (the “Settlement Agreement”) by and between the Company on the one hand, and XL Vape, LLC (“XL”), VGOD LLC (“VGOD”), and Saltnic LLC (“Saltnic” and collectively with XL and VGOD, the “XL Parties”), on the other hand. The Company previously filed a lawsuit in the United States District Court for the Central District of California (Civil Action No. 2:21-cv-01110(MCS)) alleging patent infringement of U.S. Patent No. 8,205,622 (the “Patent”) by XL (the “Action”). Pursuant to the terms of the Settlement Agreement, the Company and the XL Parties agreed to settle the Action. In addition, the XL Parties agreed to pay the Company $155,000. The Company also granted each of the XL Parties a fully paid-up, royalty-free, non-exclusive license to practice the invention set forth in the Patent and all related patents and applications, domestic and foreign.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

April 14, 2022	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director	April 14, 2022
Kevin Frija	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Greg Pan	Director	April 14, 2022
Greg Pan