Form 10-Q
period 2022-03-31
VPR Brands, LP.
filed 2022-05-16
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 16, 2022:
Common Units, No par value	88,804,035 Units

i

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash	$6,083	$2,590
Accounts receivable, net	163,247	330,021
Inventory, net	595,833	620,992
Vendor deposits	63,090	70,329
Deposits	16,780	16,780
Total current assets	845,033	1,040,711

Right to Use Asset	296,279	214,061
Total assets	$1,141,312	$1,254,772

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$254,148	$506,869
Accounts payable - related party	87,163	107,410
Customer deposits	86,733	-
Right to use obligation, current portion	110,313	133,454
Notes payable	379,171	457,353
Note payable-related parties	899,416	670,493
Convertible notes payable	983,000	1,000,000
Total current liabilities	2,799,944	2,875,579

Notes Payable, less current portion	349,957	349,957
Right to Use Obligation, net of current portion	253,447	144,031
Total liabilities	3,403,348	3,369,567

Partners’ Deficit:
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(10,362,240)	(10,214,999)
Total partners’ deficit	(2,262,036)	(2,114,795)
Total liabilities and partners’ deficit	$1,141,312	$1,254,772

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenues	$1,055,232	$1,252,058
Cost of Sales	629,120	710,501
Gross profit	426,112	541,557

Operating Expenses:
Selling, general and administrative	515,443	537,903
Total operating expenses	515,443	537,903

Net Operating Income (Loss)	(89,331)	3,654

Other Income (Expense):
Settlement Income	85,000	-
Legal Fees related to the settlement	(29,750)	-
Interest expense	(92,547)	(76,562)
Interest expense-related parties	(20,613)	(28,743)
Total other expense, net	(57,910)	(105,305)

Net Loss	$(147,241)	$(101,651)

Net Loss Per Common Unit - Basic and Diluted	$(0.00)	$(0.00)

Weighted-Average Common Units Outstanding	85,975,911	85,975,911

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Common Units to be Issued		Accumulated	Total Partners’
	Number	Amount	Number	Amount	Deficit	Deficit
Three Months Ended March 31, 2021
Balance at December 31, 2020	85,975,911	$8,015,891	1,680,721	$84,313	$(10,342,173)	$(2,241,969)
Net loss	-	-	-	-	(101,651)	(101,651)
Balance at March 31, 2021	85,975,911	$8,015,891	1,680,721	$84,313	$(10,443,824)	$(2,343,620)

Three Months Ended March 31, 2022
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net Income	-	-	-	-	(147,241)	(147,241)
Balance at March 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,362,240)	$(2,262,036)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Cash Flows from Operating Activities:
Net loss	$(147,241)	$(101,651)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	25,159	50,805
Vendor deposits	7,239	(166,883)
Accounts receivable	166,773	(6,266)
Customer deposits	86,733	-
Right to use asset and obligation	4,057	4,938
Accounts payable and accrued expenses	(272,969)	80,812
Net cash used in operating activities	(130,249)	(138,245)

Cash Flows from Financing Activities:
Proceeds from payroll protection program	-	190,057
Payments of notes payable	(78,182)	(42,251)
Payments of convertible notes payable	(17,000)	-
Proceeds from notes payable, related parties	340,004	180,000
Payments of notes payable, related parties	(111,080)	(183,754)
Net cash provided by financing activities	133,742	144,052

Change in Cash	3,493	5,807
Cash - Beginning of the Period	2,590	-
Cash - End of the Period	$6,083	$5,807

Supplemental Cash Flow Information:
Interest paid in cash	$113,160	$302,175
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Adjustment of right of use obligation and asset for increase in rent	$109,993	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The Company is engaged in various monetization strategies of a U.S. patent that the Company owns covering electronic cigarette, electronic cigar and personal vaporizer patents, as well as a patent for an inverted pocket lighter. The Company also designs, develops, markets and distributes products (the HoneyStick brand of vaporizers and the Goldline CBD products) oriented toward the cannabis markets. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The Company is also identifying electronic cigarette companies that may be infringing our patents and exploring options to license and/or enforce our patents. The Company is now also selling DISSIM brand pocket lighters for which it holds a U.S. patent and patents pending.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2022 and December 31, 2021, the Company determined that no allowance for bad debt was necessary.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2022 and December 31, 2021, the Company determined that no allowance for provision for obsolescence was necessary.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three months ended March 31, 2022 and 2021, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 10,419,733 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2022 and 2021 because their effect was antidilutive.

Customer Concentration

During the three months ended March 31, 2022,  44% of the Company’s net revenues were generated from two customers. Accounts receivable due from these customers as of March 31, 2022 totaled $81,994.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $147,241 for the three months ended March 31, 2022 and has an accumulated deficit of $10,362,240 and a working capital deficit of $1,954,910 at March 31, 2022. The Company is in default on certain of its debt obligations. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of March 31, 2022 and December 31, 2021 was $234,152 and $247,924, respectively.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of March 31, 2022 and December 31, 2021 was $14,567 and $20,324, respectively.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2022 and December 31, 2021 was $21,797  .

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which enabled qualification as a forgivable loan. The balance on this PPP loan was $190,057 as of December 31, 2021 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets. In May 2022, the PPP loan was forgiven.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $159,900 as of March 31, 2022 and December 31, 2021, and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

The following is a summary of notes payable activity for the three months ended March 31, 2022:

Balance at December 31, 2021	$807,310
Repayments of notes payable	(78,182)
Balance at March 31, 2022	$729,128
Current portion	$379,171
Notes payable, less current portion	$349,957

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

Notes Payable Related Parties

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of March 31, 2022 and December 31, 2021 was $0 and $5,243, respectively.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of March 31, 2022 and December 31, 2021 was $0 and $15,324, respectively.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of March 31, 2022 and December 31, 2021 was $43,550 and $89,920, respectively.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of March 31, 2022 and December 31, 2021 was $68,760 and $100,001, respectively.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of March 31, 2022 and December 31, 2021 was $87,099 and $100,001, respectively.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of March 31, 2022 and December 31, 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of March 31, 2022 and December 31, 2021 was $100,001.

In December 2021, the Company received a $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of March 31, 2022 and December 31, 2021 was $100,001 and $60,000, respectively.

In January 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022B Frija Note as of March 31, 2022 was $100,001.

In January 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022C Frija Note as of March 31, 2022 was $100,001.

In March 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of March 31, 2022 and December 31, 2021 was $100,001.

The following is a summary of notes payable – related parties activity for the three months ended March 31, 2022:

Balance at December 31, 2021	$670,492
New borrowings	340,004
Repayments of principal	(111,080)
Balance at March 31, 2022	$899,416

Accounts Payable - Related Parties

As of March 31, 2022, accounts payable related parties of $87,163 includes $24,656 due on a lease agreement, $48,388 of interest on related party loans, $5,392 for merchandise purchases from a related party, $5,060 of outside labor from a related party and $3,667 of commissions due to an officer.

NOTE 6: CONVERTIBLE NOTES PAYABLE

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of March 31, 2022 and December 31, 2021 was $196,600 and $200,000, respectively. Interest expense for three months ended March 31, 2022 totaled $$13,038.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of March 31, 2022 and December 31, 2021 was $196,600 and $200,000, respectively. Interest expense for three months ended March 31, 2022 totaled $13,138.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of March 31, 2022 and December 31, 2021 was $196,600 and $200,000, respectively. Interest expense for three months ended March 31, 2022 totaled $13,038.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of March 31, 2022 and December 31, 2021 was $196,600 and $200,000, respectively. Interest expense for three months ended March 31, 2022 totaled $13,138.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of March 31, 2022 and December 31, 2021 was $196,600 and $200,000, respectively. Interest expense for three months ended March 31, 2022 totaled $13,138.

NOTE 7: PARTNERS’ DEFICIT

The Company is authorized to issue 100,000,000 common units. As of March 31, 2022, and December 31, 2021, the Company had outstanding 85,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement – Related Party

In October 2019, the Company entered into a 5-year lease of approximately 9,819 square feet of warehouse store and office space with an entity of which the Company’s chief executive officer is an owner. The lease requires base monthly rent of $11,100. Effective January 1, 2022, the monthly rent increased to $15,500. The Company has annual options to extend for one-year, during which period rent will increase 3% annually. Future minimum payment on the lease are as follows:

Years Ending December 31,
2022 (Remainder)	$99,900
2023	133,200
2024	122,100
Total	$355,200

At inception of the lease, the Company recorded a right to use asset and obligation of $378,426, equal to the present value of remaining payments of minimum required lease payments. As a result of the 2022 increase in monthly rent, the Company recorded additional right of use assts and obligations of $109,993.

The Company amortized $33,861 of the right to use asset during the three months ended March 31, 2022.

Rent expense for the three months ended March 31, 2022 and 2021 was $53,578 and $40,469, respectively.

As of March 31, 2022, $24,696 is included in accounts payable - related parties on the condensed balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

Overview

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents which are the basis for our efforts to:

●	Design, market and distribute a line of e-liquids under the “HELIUM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRANE brand;

●	Prosecute and enforce our patent rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Revenues

Our revenues for the three months ended March 31, 2022 and 2021 were $1,055,232 and $1,252,058, respectively. The decrease was a result of 2021 including higher online direct to customer sales compared to 2022 due to Covid.

Cost of Sales

Cost of sales for the three months ended March 31, 2022 and 2021 was $629,120 and $710,501, respectively. Gross margins decreased to 40% in 2022 compared to 43% in 2021, due to higher margin online sales in 2021.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $515,443 as compared to $537,903 for the three months ended March 31, 2021.

Other Income (Expense)

Interest expense increased to $113,160 for the three months ended March 31, 2022 as compared to $105,305 for the three months ended March 31, 2021 due to less interest expense recognized on related party loans in 2021. In 2022, the Company recognized a net gain of $55,250 on the settlement of a company owned patent litigation.

Net Loss

Net loss for the three months ended March 31, 2022 was $147,241 compared to a net loss of $101,651 for the three months ended March 31, 2021.

Liquidity and Capital Resources

The Company used cash in operating activities of $130,249 for three months ended March 31, 2022 as compared to $138,245 of cash used in three months ended March 31, 2021. Cash used in operations in 2022 related to the Company’s net loss of approximately $147,000 and reduction of accounts payable and accrued expense, offset by decreases in inventory and accounts receivable and an increase in customer deposits. Cash used in operations in 2021 related to the Company’s net loss of approximately $102,000, offset by an increase in accounts payable offset by an increase in vendor deposits.

During the three months ended March 31, 2022, the Company received $340,004 from the issuance of notes payable to related parties, repaid $111,080 of principal on notes payable to related parties, repaid $78,182 of principal on notes payable, and repaid $17,000 of principal on convertible notes.

During the three months ended March 31, 2021, the Company received $180,000 from the issuance of notes payable to related parties, repaid $183,754 of principal on notes payable to related parties, repaid $42,251 of principal on notes payable, and received $190,057 of notes payable proceeds under the Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) program. Both the PPP and EIDL are financial programs under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) enacted on March 27, 2020 to provide economic relief to small businesses adversely impacted by COVID-19.

Assets

At March 31, 2022 and December 31, 2021, we had total assets of $1,025,233 and $1,254,772, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2022, the Company’s accounts receivable decreased by $166,773 and inventory was decreased by $25,159.

Liabilities

At March 31, 2022 and December 31, 2021, we had total liabilities of $3,286,622 and $3,369,567, respectively.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, including operation of the Vapor line of business, the Company expects to meet its current capital needs. There can be no assurance that additional capital will be available to us, or that, if available, it will be on terms satisfactory to us. Any additional financing may involve dilution to our shareholders. In the alternative, additional funds may be provided from cash flow in excess of that needed to finance our day-to-day operations, although we may never generate this excess cash flow. If we do not raise additional capital or generate additional funds, implementation of our plans for expansion will be delayed. If necessary we may withdraw from certain growth strategies to conserve cash for continued operations.

Going Concern

The Company has incurred losses since inception, including $147,241 and $101,651 during the three months ended March 31, 2022 and 2021, respectively, resulting in an accumulated deficit of $10,362,240 and negative working capital of $1,954,910 as of March 31, 2022. The Company is in default in certain of its outstanding debt. As of March 31, 2022, the Company had approximately $6,083 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company expects its operations and demand for its products will return to pre-COVID-19 levels in 2022.  This depends on the success of the vaccine distribution and its efficacy during the rest of the year which is uncertain. The Company has implemented work from home procedures and increased its online sales capabilities to be able to offset impact from such outbreaks in the future.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no current, pending or threatened legal proceedings against the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2021. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Promissory Note dated January 18, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.2	Promissory Note dated January 19, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 19, 2022).

10.3	Promissory Note dated January 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2022).

10.4	Settlement Agreement, dated as of March 18, 2022, by and between the registrant on the one hand, and XL Vape, LLC, VGOD LLC, and Saltnic LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2022).

10.5	Promissory Note dated March 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.46 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) *

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: May 16, 2022	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)