Form 10-Q
period 2022-06-30
VPR Brands, LP.
filed 2022-08-15
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54545

VPR Brands, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141 Sawgrass Corporate Parkway, Sunrise, FL 33312

(Address of principal executive offices) (zip code)

(954) 715-7001

(Registrant’s telephone number, including area code)

3001 Griffin Road, Fort Lauderdale, FL 33312

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

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at August 15, 2022:
Common Units, No par value	88,804,035 Units

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms the “Company,” “we,” “our,” “us,” and similar terms refer to VPR Brands, LP, a Delaware corporation.

The information which appears on our website www.vprbrands.com is not part of this report.

ii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash	$5,506	$2,590
Accounts receivable, net	213,461	330,021
Inventory, net	688,590	620,992
Vendor deposits	163,401	70,329
Deposits	32,338	16,779
Total current assets	1,103,296	1,040,711

Right to Use Assets	155,487	214,061
Total assets	$1,258,783	$1,254,772

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$328,018	$506,869
Accounts payable - related party	159,520	107,410
Customer deposits	122,589	-
Right to use obligations, current portion	35,384	133,454
Notes payable	292,669	457,353
Notes payable-related parties	1,051,417	670,493
Convertible notes payable	921,633	1,000,000
Total current liabilities	2,911,230	2,875,579

Long-Term Liabilities:
Notes payable, less current portion	399,900	349,957
Right to use obligations, net of current portion	135,956	144,031
Total Long-Term Liabilities	535,856	493,988
Total liabilitites	3,447,086	3,369,567

Partners’ Deficit:

Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(10,288,507)	(10,214,999)
Total partners’ deficit	(2,188,303)	(2,114,795)
Total liabilities and partners’ deficit	$1,258,783	$1,254,772

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$920,705	$1,709,719	$1,975,937	$2,961,777
Cost of Sales	553,122	915,815	1,182,242	1,626,316
Gross profit	367,583	793,904	793,695	1,335,461

Operating Expenses:
Selling, general and administrative	460,470	457,895	975,913	995,798
Total operating expenses	460,470	457,895	975,913	995,798

Net Operating (Loss) Income	(92,887)	336,009	(182,218)	339,663

Other Income (Expense)
Settlement income	155,000	-	240,000	-
Legal Fees related to the settlement	(81,813)	-	(111,563)	-
Other income	62,186	-	62,186	-
Loan forgiveness	200,057	-	200,057	-
Interest expense	(107,262)	(54,320)	(199,809)	(130,882)
Interest expense- related parties	(61,548)	(16,903)	(82,161)	(45,646)
Total other income (expense), net	166,620	(71,223)	108,710	(176,528)

Net Income (Loss)	$73,733	$264,786	$(73,508)	$163,135

Net Income (Loss) Per Common Unit - Basic	$0.00	$0.00	$(0.00)	$0.00

Net Income (Loss) Per Common Unit - Diluted	$0.00	$0.00	$(0.00)	$0.00

Weighted-Average Common Units Outstanding - Basic	88,804,035	85,975,911	88,804,035	85,975,911

Weighted-Average Common Units Outstanding - Diluted	88,804,035	86,909,616	88,804,035	86,909,616

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Common Units to be Issued		Accumulated	Total
	Number	Amount	Number	Amount	Deficit	Partners’ Deficit
Six Months Ended June 30, 2021
Balance at December 31, 2020	85,975,911	$8,015,891	1,680,721	$84,313	$(10,342,173)	$(2,241,969)
Net loss	-	-	-	-	(101,651)	(101,651)
Balance at March 31, 2021	85,975,911	8,015,891	1,680,721	84,313	(10,443,824)	(2,343,620)
Net income	-	-	-	-	264,786	264,786
Balance at June 30, 2021	85,975,911	$8,015,891	1,680,721	$84,313	$(10,179,038)	$(2,078,834)

Six Months Ended June 30, 2022
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net loss	-	-	-	-	(147,241)	(147,241)
Balance at March 31, 2022	88,804,035	8,065,481	578,723	34,723	(10,362,240)	(2,262,036)
Net income	-	-	-	-	73,733	73,733
Balance at June 30, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,288,507)	$(2,188,303)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021

Cash Flows from Operating Activities:
Net (loss) income	$(73,508)	$163,135
Adjustments to reconcile net (loss) income to cash used in operating activities:
Loan forgiveness	(200,057)	-
Gain on modification of lease	(54,587)	-
Changes in operating assets and liabilities:
Inventory	(67,598)	(51,617)
Vendor deposits	(93,072)	27,292
Accounts receivable	116,560	(201,837)
Customer deposits	122,589	-
Lease security deposits	-	-
Right to use asset and obligation	7,016	9,056
Accounts payable and accrued expenses	(126,741)	1,757
Net cash used in operating activities	(369,398)	(52,214)

Cash Flows from Financing Activities:
Proceeds from notes payable, related parties	492,005	310,000
Proceeds from note payable	250,000	-
Payments of notes payable	(164,684)	(78,855)
Payments of notes payable, related parties	(111,081)	(352,155)
Payments of convertible notes payable	(78,367)	-
Payments of lease security deposits	(15,559)	-
Proceeds from payroll protection program	-	190,057
Net cash provided by financing activities	372,314	69,047

Change in Cash	2,916	16,833
Cash - Beginning of the Period	2,590	-
Cash - End of the Period	$5,506	$16,833

Supplemental Cash Flow Information:
Interest paid in cash	$165,133	$208,065
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Adjustment of right of use asset obligation for increase in rent	$109,993	$-
Right of use asset obligation for new lease	$157,363	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less. There are no cash equivalents as of June 30, 2022 and December 31, 2021.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of June 30, 2022 and December 31, 2021, the Company determined that no allowance for bad debt was necessary.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2022 and December 31, 2021, the Company determined that no allowance for provision for obsolescence was necessary.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three and six months ended June 30, 2022 and 2021, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 11,716,340 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2022 because their effect was antidilutive. Approximately 9,216,328 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the three and six months ended June 30, 2021 because their effect was antidilutive. 933,705 shares underlying convertible debt were dilutive for the three and six months ended June 30, 2021 and were included in the calculation of diluted income per share for the three and six months ended June 30, 2021 as follows:

	Weighted
	Average
Three Months Ended June 30, 2021	Shares	Net Income
Basic	85,975,911	$307,056
Convertible Debt	933,705	750
Diluted	86,909,616	$307,806

	Weighted
	Average
Six Months Ended June 30, 2021	Shares	Net Income
Basic	85,975,911	$205,405
Convertible Debt	933,705	1,500
Diluted	86,909,616	$206,905

Customer Concentration

During the three and six months ended June 30, 2022, 36% and 40%, respectively, of the Company’s net revenues were generated from two customers. Accounts receivable due from these customers as of June 30, 2022 totaled $111,171. During the three and six months ended June 30, 2021, 31% and 24%, respectively, of the Company’s net revenues were generated from three customers. Accounts receivable due from these customers as of June 30, 2021 totaled $122,119.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $73,508 for the six months ended June 30, 2022 and has an accumulated deficit of $10,288,507 and a working capital deficit of $1,807,934 at June 30, 2022. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

Notes Payable- Unrelated Parties

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (“HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of June 30, 2022 and December 31, 2021 was $218,959 and $247,924, respectively.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of June 30, 2022 and December 31, 2021 was $7,682 and $20,324, respectively.

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of June 30, 2022 and December 31, 2021 was $21,797.

In August 2021, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note”), pursuant to which the Company received proceeds of $250,000 for the sale of future receivables totaling $308,750, to be remitted to BRMS, LLC in 52 weekly amounts totaling $5,913. The balance of the note as of June 30, 2022 and December 31, 2021 was $44,230 and $167,308, respectively.

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

Under the terms of the PPP Loans, a portion or all of the PPP Loans are forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company utilized the proceeds of the PPP loan in a manner which enabled qualification as a forgivable loan. The balance on the PPP loan was $190,057 as of December 31, 2021 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets. In May 2022, the PPP loan was forgiven.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an EIDL in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The EIDL is secured by all tangible and intangible property. The Company received forgiveness of $10,000 of EIDL principal during the six months ended June 30, 2022, which is included in loan forgiveness in the accompanying statements of operations. The balance on this EIDL was $149,900 as of June 30, 2022 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $250,000 as of June 30, 2022.

The following is a summary of notes payable activity for the six months ended June 30, 2022:

Balance at December 31, 2021	$807,310
Issuance of note payable	250,000
PPP loan and EIDL forgiveness	(200,057)
Repayments of notes payable	(164,684)
Balance at June 30, 2022	$692,569
Current portion	(292,669)
Notes payable, less current portion	$399,900

NOTE 5: NOTES PAYABLE – RELATED PARTIES

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The December 17, 2020 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $0 and $5,243, respectively.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of June 30, 2022 and December 31, 2021 was $0 and $15,234.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $43,550 and $89,920.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $68,760 and $100,001, respectively.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $87,099 and $100,001, respectively.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in November 2022. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $100,001.

In October 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “October 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in October 2022. The October 2021 Frija Note is unsecured. The balance of the October 2021 Frija Note as of June 30, 2022 and December 31, 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in November 2, 2022. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of June 30, 2022 and December 31, 2021 was $100,001.

In December 2021, the Company received a $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of June 30, 2022 and December 31, 2021 was $100,001 and $60,000, respectively.

In January 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022B Frija Note as of June 30, 2022 was $100,001.

In January 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022C Frija Note as of June 30, 2022 was $100,001.

In March 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of June 30, 2022 was $100,001.

In April 2022, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of June 30, 2022 was $100,001.

In April 2022, the Company received a 52,000 pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of June 30, 2022 was $52,000.

The following is a summary of notes payable – related parties activity for the six months ended June 30, 2022:

Balance at December 31, 2021	$670,492
New borrowings	492,005
Repayments of principal	(111,080)
Balance at June 30, 2022	$1,051,417

Accounts Payable – Related Parties

As of June 30, 2022, accounts payable related parties of $159,520 included $41,219 due on a lease agreement with an affiliate of an officer, $109,936 of interest on related party loans to an officer, $3,487 for merchandise purchases from an affiliate of an officer and $4,878 of commissions due to an officer.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the Brikor Note as of June 30, 2022 and December 31, 2021 was $185,062 and $200,000, respectively. Interest expense for the six months ended June 30, 2022 totaled $30,534.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the note as of June 30, 2022 and December 31, 2020 was $184,143 and $200,000, respectively. Interest expense for the six months ended June 30, 2022 totaled approximately $28,115.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the note as of June 30, 2022 and December 31, 2021 was $184,143 and $200,000, respectively. Interest expense for the six months ended June 30, 2022 totaled approximately $29,615.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the note as of June 30, 2022 and December 31, 2021 was $184,143 and $200,000, respectively. Interest expense for the six months ended June 30, 2022 totaled approximately $28,115.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of June 30, 2022 and December 31, 2021 was $184,143 and $200,000, respectively. Interest expense for the six months ended June 30, 2022 totaled approximately $28,115.

NOTE 7: PARTNERS’ DEFICIT

The Company is authorized to issue 100,000,000 common units. As of June 30, 2022 and December 31, 2021, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreements

Warehouse and Office Space – Related Party

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

At inception of the lease, the Company recorded a right to use asset and obligation of $378,426, equal to the present value of remaining payments of minimum required lease payments. As a result of the 2022 increase in monthly rent, the Company recorded additional right of use assets and obligations of $109,993.

On June 22, 2022, a lease termination notice was signed terminating the lease, effective June 30, 2022, and requiring the Company to surrender the premises by July 31, 2022. The Company will derecognize the lease in July 2022.

Warehouse and Office Space

On May 19, 2022, the Company entered into a 5-year least of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right to use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

Future minimum payment on the lease are as follows:

Years Ending December 31,
2022 (Remainder)	$35,650
2023	41,475
2024	43,549
2025	45,727
2026	48,013
Thereafter	20,410
Total	$234,824

The Company amortized $57,428 and $36,865 of the right to use asset during the six months ended June 30, 2022 and 2021, respectively.

Rent expense for the six months ended June 30, 2022 and 2021 was $111,248 and $65,838, respectively.

As of June 30, 2022, $41,219 was included in accounts payable – related parties on the condensed balance sheet.

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

NOTE 9: SUBSEQUENT EVENTS

On August 4, 2022, the Company entered into a Settlement Agreement and Release (the “Settlement Agreement”) by and between the Company on the one hand, and Myle Vape, Inc (“Myle”) and MVH I, INC. (“MVH I” and together with Myle, “MYLE”) on the other hand. The Company previously filed a lawsuit in the United States District Court for the Eastern District of New York (Civil Action No. 1:21-cv-02445) alleging patent infringement of the Company’s U.S. Patent No. 8,205,622 (the “Patent”) by MYLE (the “Action”). Pursuant to the terms of the Settlement Agreement, the Company and MYLE agreed to settle the Action. In addition, the MYLE agreed to pay the Company $125,000. The Company also granted to MYLE a fully paid-up, royalty-free, non-exclusive license to practice the invention set forth in the Patent and all related patents and applications.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022.

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

Results of Operations for the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenues

Our revenues for the three months ended June 30, 2022 and 2021 were $920,705 and $1,709,719, respectively. The decrease was a result of 2021 including higher online direct to customer sales compared to 2022 due to COVID-19.

Cost of Sales

Cost of sales for the three months ended June 30, 2022 and 2021 was $553,122 and $915,815, respectively. The decrease was a result of 2021 including higher online direct to customer sales compared to 2022 due to COVID-19.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were $460,470 as compared to $457,895 for the three months ended June 30, 2021.

Other Income (Expense)

Net other income for the three months ended June 30, 2022 were $166,620 as compared to net other expense of $71,223 for the three months ended June 30, 2021. The change is due primarily to forgiveness of the PPP loans, settlement income and gain on modification of lease.

Net Income

Net income for the three months ended June 30, 2022 was $73,733 compared to net income of $264,786 for the three months ended June 30, 2021.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenues

Our revenues for the six months ended June 30, 2022 and 2021 were $1,975,937 and $2,961,777, respectively. The decrease was a result of 2021 including higher online direct to customer sales compared to 2022 due to COVID-19.

Cost of Sales

Cost of sales for the six months ended June 30, 2022 and 2021 was $1,182,242 and $1,626,316, respectively. The decrease was a result of 2021 including higher online direct to customer sales compared to 2022 due to COVID-19.

Operating Expenses

Operating expenses for the six months ended June 30, 2022 were $975,913 as compared to $995,798 for the six months ended June 30, 2021.

Other Income (Expense)

Net other income for the six months ended June 30, 2022 were $108,710 as compared to net other expenses of $176,528 for the six months ended June 30, 2021. The change is due primarily to forgiveness of the PPP loans, settlement income and gain on modification of lease.

Net Loss

Net loss for the six months ended June 30, 2022 was $73,508 compared to net income of $163,135 for the six months ended June 30, 2021.

Liquidity and Capital Resources

The Company used cash in operating activities of $384,957 for the six months ended June 30, 2022 as compared to $52,214 of cash used in the six months ended June 30, 2021. Cash used in operations in 2022 resulted from the Company’s net loss of approximately $73,500, decreases in accounts payable, increases in accounts receivable and customer deposits, offset by decreases in vendor deposits and inventory  . Cash used in operations in 2021 resulted from the Company’s net income of approximately $163,000, reduced by increases in accounts receivable and inventory, offset by a decrease in vendor deposits and increase in accounts payable.

During the six months ended June 30, 2022, the Company received $492,000 from the issuance of notes payable to related parties, $250,000 from the issuance of a promissory note, repaid $111,081 of principal on notes payable to related parties, repaid $164,684 of principal on notes payable, and repaid $78,367 of convertible debt. During the six months ended June 30, 2021, the Company received $310,000 from the issuance of notes payable to related parties, repaid $294,483 of principal on notes payable to related parties, repaid $78,855 of principal on notes payable, and received $190,057 of notes payable proceeds under the Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) program. Both the PPP and EIDL are financial programs under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) signed into law on March 27, 2020 to provide economic relief to small businesses adversely impacted by COVID-19.

Assets

At June 30, 2022 and December 31, 2021, we had total assets of $1,258,783 and $1,254,772, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset.

Liabilities

At June 30, 2022 and December 31, 2021, we had total liabilities of $3,447,086 and $3,369,567, respectively.

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

Going Concern

The Company had an accumulated deficit of $10,288,507 and negative working capital of $1,807,934 as of June 30, 2022. As of June 30, 2022, the Company had approximately $5,506 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

We believe our application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates, including those related to [IDENTIFY RELEVANT POLICIES AND ESTIMATES] are reevaluated on an ongoing basis, and adjustments are made when facts and circumstances dictate a change.

Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.   Our critical accounting policies and estimates are discussed in and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 15, 2022 (the “2021 Form 10-K”). There have been no material changes to the critical accounting estimates disclosed in the 2021 Form 10-K.   T

Recent Accounting Pronouncements

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Based on such review and evaluation, our Chief Executive Officer and principal financial officer has concluded that, as of June 30, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Promissory Note dated April 7, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.47 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 15, 2022).

10.2	Promissory Note dated May 18, 2022 issued by VPR Brands, LP to Daiagi (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer principal financial accounting officer)

Dated: August 15, 2022