Form 10-K
period 2022-12-31
VPR Brands, LP.
filed 2023-04-13
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-54435

VPR BRANDS, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141 Sawgrass Corporate Parkway, Sunrise, FL	33323
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 715-7001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $1,614,274. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 13, 2023 was 88,804,035.

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

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Merrick Garland, who became Attorney General on March 10, 2021, has indicated that he would deprioritize enforcement of low-level cannabis crimes such as possession, and has shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. The Company believes it is too soon to determine what prosecutorial effects will be created by the rescission of the Cole Memo or any replacement thereof and when or if the Sessions Memo will be rescinded. To date, there has been no new federal cannabis memoranda issued by the Biden Administration or any published change in federal enforcement policy. Regardless, U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memo does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, however, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. It is unclear whether the risk of enforcement has been altered.

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

Many states and U.S. territories have legalized the medical and/or adult use of cannabis.

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

Global Market

The global e-cigarette market size reached $21.8 billion in 2022. Looking forward, IMARC Group expects the market to reach $31.9 billion by 2028, exhibiting a growth rate (CAGR) of 4.4% during 2023-2028. The rising demand for e-cigarettes among individuals to quit smoking, wide availability through various distribution channels, and introduction of innovative flavors represent some of the key factors driving the market.

●	Revenue in the e-cigarettes segment amounts to $24.61 billion in 2023. The market is expected to grow annually by 3.44% (CAGR 2023-2027).

●	In global comparison, most revenue is expected to be generated in the United States ($8,279.00 million in 2023).

●	In relation to total population figures, per person revenues of $4.24 are expected to be generated in 2023.

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

K& S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) is due and payable on the third anniversary of the issue date. The K& S Pride Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

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

Frija Notes

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,001 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2021 was $8,243, which was repaid during the year ended December 31, 2022.

Notes Issued by the Company in 2021

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324, which was repaid during the year ended December 31, 2022.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 and 2021 was $43,550 and $89,920, respectively. .

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 and 2021 was $87,099 and $100,001, respectively.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 and 2021 was $100,001.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 and 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 and 2021 was $100,001.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 and 2021 was $100,001.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 and 2021 was $100,001 and $60,000, respectively.

Notes Issued by the Company in 2022

In January 2022, the Company received a $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of December 31, 2022 was $100,001.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2022 was $15,000.

Employees

As of December 31, 2022, we had 10 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

For the fiscal years ended December 31, 2022 and 2021, we reported net loss of $203,697 and net income of $127,174, respectively, and negative cash flow from operating activities of $444,431 and $280,900, respectively. As of December 31, 2022, we had an aggregate accumulated deficit of approximately $10,418,696 and negative working capital of $1,938,476. Such losses have historically required us to seek additional funding through the issuance of debt or equity securities. Our long-term success is dependent upon among other things, achieving positive cash flows from operations and if necessary, augmenting such cash flows using external resources to satisfy our cash needs. However, we may be unable to achieve these goals and actual results could differ from our estimates and assumptions, accordingly, we may have to supplement our cash flow, by debt financing or sales of equity securities. There can be no assurance that we will be able to obtain additional funding, if needed, on commercially reasonable terms, or of all.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2022, our internal control over financial reporting was not effective. Management also concluded that our disclosure controls and procedures were not effective as of December 31, 2022. Although the number of employees has grown as a result of the hiring of additional accounting and information technology staff, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

There has been increasing activity on the federal, state, and local levels with respect to scrutiny of flavored e-cigarette liquid and vaporizer products, including the FDA’s recently announced enforcement policy regarding flavored cartridge-based e-cigarette products, and there is uncertainty regarding whether and in what circumstances federal, state, or local regulatory authorities will seek to develop and/or enforce regulations relative to other products used for the vaporization of nicotine. Federal, state, and local governmental bodies across the United States have indicated that flavored e-cigarette liquid, vaporization products and certain other consumption accessories may become subject to new laws and regulations at the state and local levels. In addition to initiatives taken by the FDA at the federal level, there are 29 states with specific laws around how to package vaping products. In addition, certain states have temporarily banned the sale of flavored e-cigarettes. Many states, provinces, and some cities have passed laws restricting the sale of e-cigarettes and certain other nicotine vaporizer products.

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

Currently, 21 states and Washington, D.C. have legalized recreational use for adults 21 years and older, while 37 states have legal medical marijuana programs. An additional 11 states permit the use of products containing CBD and small amounts of tetrahydrocannabinol (THC). . Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Presently the sale of e-products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on e-products. Certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. As of March 2023, more than 30 states tax vape products: California, Colorado, Connecticut, Delaware, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Minnesota, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oregon, Pennsylvania, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin, Wyoming, and the District of Columbia. This represents a significant change since 2015, when only three states and Washington, D.C. had a vape tax.

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

Our officers and directors own 32,103,170 units, or approximately 35.4% of our outstanding common units. As a result, our officers and directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 88,804,035 common units outstanding as of December 31, 2022, approximately 46,288,573 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

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

On April 12, 2023, the closing price of our common units on the OTC Pink was $0.1516 per unit.

Unitholders of Record

As of April 13, 2023, we had 88,804,035 outstanding common units and there were approximately 36 holders of record of our common units, not including holders who hold their units in street name.

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

Item 6. [Reserved]

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

For the fiscal years ended December 31, 2022 and 2021, we generated revenues of $4,927,616 and $6,222,632, respectively; reported net loss of $203,697 and income of $127,174, respectively, and negative cash flow from operating activities of $444,431 and $280,900, respectively. As noted in our consolidated financial statements, we had an accumulated deficit of approximately $10,418,696 as of December 31, 2022. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations. See “Risk Factors—We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.”

Results of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenues

Our revenue for the twelve months ended December 31, 2022 and 2021 was $4,927,616 and $6,222,632, respectively. The decrease was a result of the decrease in customer sales.

Cost of Sales

Cost of sales for the year ended December 31, 2022 and 2021 was $3,289,950 and $4,087,414, respectively. The decrease is the result of an decrease in sales during 2022. Gross margins decreased from 34% in 2021 to 33% in 2022 due to decreased online sales direct to consumer, which have higher margins than wholesale sales.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $1,828,195, as compared to $1,933,341 for the year ended December 31, 2021. The decrease is primarily due to decreased sales activity.

Other Income (Expense)

Other expense decreased to $13,168 for the year ended December 31, 2022 as compared to $74,702 for the year ended December 31, 2021. The decrease is mainly attributable to debt forgiveness of PPP Loans and the settlement of certain litigation, which provided net proceeds of $580,429.

Net Income (Loss)

Net loss for the year ended December 31, 2022 was $ 203,697 compared to a net income of $127,174 for the year ended December 31, 2021.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2022	2021
Net cash flows used in operating activities	$(444,431)	$(280,900)
Net cash flows from financing activities	$464,262	$283,490

The Company used cash in operating activities of $444,431 for the year ended December 31, 2022 as compared to $280,900 for the year ended December 31, 2021. The increase in cash used is mainly a result of increased levels of inventory and accounts receivable, offset by an increase in accounts payables and non-cash forgiveness of PPP loans.

During the years ended December 31, 2022 and 2021, the Company received loans from related parties and institutional investors of $1,055,006 and $1,015,007, respectively. In 2021, the Company received proceeds from PPP Loans totaling $190,057. Also, the Company paid debt of $590,744 in 2022, as compared to $921,574 in 2021. During 2022 and 2021, the Company was provided cash from financing activities of $464,262 and $283,490, respectively.

Assets

At December 31, 2022 and 2021, we had total assets of $1,632,528 and $1,254,772, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2021, the Company’s inventory was increased by $163,256 as a result of additional purchases for new products, accounts receivable increased by $310,864 from sales, vendor deposits decreased by $53,055, and right of use asset decreased by $77,227.

Liabilities

At December 31, 2022 and 2021, we had total liabilities of $3,951,020 and $3,369,567, respectively. The increase was primarily due to an increase in notes payable, an increase in customer deposits and a decrease in accounts payable.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,938,476 at December 31, 2022. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2022, we had $22,421 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2022.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2022, the Company had no allowance for bad debt.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2022, the Company had no provision for obsolescence.

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

Effective January 1, 2019, the Company has adopted the provisions of the new standard. The Company decided to use the practical expedients available upon adoption of Topic 842 to aid the transition from current accounting to provisions of Topic 842. The package of expedients will effectively allow the Company to run off existing leases, as initially classified as operating and classify new leases after implementation under the new standard as the business evolves.

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

The financial information required by Item 8 begins on page F-1 through F-23.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2022, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

2022 SUMMARY COMPENSATION TABLE

				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Name & Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija,	2022	$150,000	—	—	—	—	—	—	$150,000
Chief Executive Officer and President	2021	$144,231	—	—	—	—	—	—	$144,231

Dan Hoff	2022	$157,771	—	—	—	—	—	—	$157,771
Chief Operating Officer	2021	$161,293	—	—	—	—	—	—	$161,293

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors. We do not currently have an employment or compensation agreements with any of our executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2022. On December 31, 2022, there were 88,804,035 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 3001 Griffin Road, Fort Lauderdale, FL 33312.

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

Transactions

The following includes a summary of transactions since January 1, 2021, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

 On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,000 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2021 was $8,243, which was repaid during the year ended December 31, 2022.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324, which was repaid during the year ended December 31, 2022.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,000 issued in April 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 and 2021 was $43,550 and $89,920, respectively..

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 and 2021 was $68,750 and $100,001, respectively.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,000 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 and 2021 was $87,099 and $100,001, respectively.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 and 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 and 2021 was $100,001.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 and 2021 was $100,001.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 and 2021 was $100,001 and $60,000, respectively.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of December 31, 2022 was $100,001.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2022 was $15,000.

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

Item 14. Principal Accounting Fees and Services

Prager Metis CPAs, LLC (“Prager Metis”) previously served as the Company’s independent registered accounting firm. On February 28, 2022, Prager Metis advised the Company’s Board of Directors that it would not stand for reappointment as the Company’s independent registered public accounting firm. On March 2, 2022, the Company’s Board of Directors appointed Paris, Kreit & Chiu CPA LLP (“Paris, Kreit & Chiu”) as the Company’s new independent registered accounting firm. The following table summarizes the aggregate fees for professional services provided by Paris, Kreit & Chiu and Prager Metis for the years ended December 31, 2022 and 2021.

	Paris, Kreit & Chiu		Prager Metis
	2022	2021	2022	2021
Audit Fees	$83,898	$-	$15,788	$44,000
Audit-Related Fees	-	-	-	-
Tax Fees	-	-	-	-
All Other Fees	-	-	-	-
Total	$83,898	$-	$15,788	$44,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6651)	F-1
VPR Brands, LP Balance Sheets as of December 31, 2022 and 2021	F-2
VPR Brands, LP Statements of Operations for the years ended December 31, 2022 and 2021	F-3
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2022 and 2021	F-4
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2022 and 2021	F-5
Notes to Consolidated Financial Statements	F-6

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

4.1*	Material Provisions of the VPR Brands, LP Partnership Agreement.

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

Exhibit Number	Description of Exhibit
10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Exhibit
10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.26	Promissory Note dated June 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2020).

10.27	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

10.29	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

10.31	Promissory Note dated November 2, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2020).

10.32	Promissory Note dated December 1, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2020).

10.34	Promissory Note dated January 14, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021).

Exhibit Number	Description of Exhibit
10.35	Promissory Note dated February 25, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2021).

10.36	Promissory Note dated July 12, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

10.37	Promissory Note dated September 17, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2021).

10.38	Promissory Note dated October 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2021).

10.39	Settlement Agreement, effective December 1, 2021, by and between the registrant and NEPA 2 Wholesale, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2021).

10.40	Promissory Note dated December 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.41	Settlement Agreement dated December 30, 2021 by and between the registrant and PHD Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2022).

10.42	Promissory Note dated January 18, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.43	Promissory Note dated January 19, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.44	Promissory Note dated January 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2022).

10.45	Settlement Agreement, dated as of March 18, 2022, by and between the registrant on the one hand, and XL Vape, LLC, VGOD LLC, and Saltnic LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

10.46	Promissory Note dated March 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.47	Promissory Note dated April 7, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.48	Promissory Note dated May 18, 2022 issued by VPR Brands, LP to Daiagi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2022).

10.49	Settlement Agreement, dated as of August 4, 2022, by and between the registrant on the one hand, and Myle Vape, Inc and MVH I, INC., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2022).

10.50	Promissory Note dated September 20, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2022).

10.51	Settlement Agreement dated as of September 30, 2022, by and between VPR Brands, LP and MONQ, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2022).

10.52	Purchase Agreement dated as of October 28, 2022, by and between VPR Brands, LP and BRMS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2022).

Exhibit Number	Description of Exhibit
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors

VPR Brands, LP

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the financial statements, the Company has an accumulated deficit of $10,418,696 and a working capital deficit of $1,938,476 at December 31, 2022. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going concern- Refer to Note 3 to the financial statements

CAM Description:

The Company has accumulated deficit of $10.4 million and partners deficit of $1.9 million as of December 31, 2022.

How the critical audit matter was addressed in the audit.

Our principal procedures to address this matter were:

Obtained cash flow analysis from the Company, performed reasonableness test by comparing to historical financial statements, and cash infusion by shareholder.

Obtained subsequent sales information and agreed to shipping records.

We have served as the Company’s auditor since 2022.

/s/ Kreit & Chiu CPA’s LLP

Los Angeles, California

April 13, 2023

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS

Current Assets:
Cash	$22,421	$2,590
Accounts receivable, net	355,280	330,021
Inventory, net	474,883	620,991
Vendor deposits	620,530	70,329
Deposits	15,559	16,780
Total current assets	1,488,673	1,040,711

Right to Use Asset	143,855	214,061
Total assets	$1,632,528	$1,254,772

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$251,311	$506,869
Accounts payable - related party	237,049	107,410
Customer deposits	574,327	-
Right to use obligation, current portion	22,354	133,454
Notes payable	435,060	457,353
Note payable-related parties	1,114,418	670,493
Convertible notes payable	792,630	1,000,000
Total current liabilities and total liabilities	3,427,149	2,875,579

Notes Payable, less current portion	399,900	349,957
Right to Use Obligation, net of current portion	123,971	144,031
Total liabilities	3,951,020	3,369,567

Partners’ Deficit:
Common units - 100,000,000 units authorized; 88,804,035
units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(10,418,696)	(10,214,999)
Total partners’ deficit	(2,318,492)	(2,114,795)
Total liabilities and partners’ deficit	$1,632,528	$1,254,772

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF OPERATIONS

	Year Ended December 31,
	2022	2021

Revenues	$4,927,616	$6,222,632
Cost of Sales	3,289,950	4,087,414
Gross profit	1,637,666	2,135,218

Operating Expenses:
Selling, general and administrative	1,828,195	1,933,341
Total operating expenses	1,828,195	1,933,341

Net Operating (Loss) Income	(190,529)	201,876

Other Income (Expense):
Gain on Extinguishment /Forgiveness of Debt	200,057	203,662
Settlement Income	380,372	275,000
Settlement on loans	-	(5,000)
American Express Points Income	62,681	-
Expenses related to the settlement	(29,367)	(31,625)
Legal Fees related to the settlement	(84,000)	(96,250)
Interest expense	(361,074)	(271,277)
Interest expense- related parties	(181,837)	(149,212)
Total other income (expense), net	(13,168)	(74,702)

Net (Loss) Income	$(203,697)	$127,174

Net (Loss) Income Per Common Unit - Basic	$-	$-

Net (Loss) Income Per Common Unit - Diluted	$-	$-

Weighted-Average Common Units Outstanding - Basic	88,804,035	86,211,588

Weighted-Average Common Units Outstanding - Diluted	88,804,035	96,719,234

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CHANGES IN PARTNERS’ DEFICIT

	Common Units		Common Units to be Issued		Accumulated	Total Partners’
	Number	Amount	Number	Amount	Deficit	Deficit

Balance at December 31, 2020	85,975,911	$8,015,891	3,406,847	$84,313	$(10,342,173)	$(2,241,969)
Issuance of units to be issued	2,828,124	49,590	(2,828,124)	(49,590)	-	-
Net Income	-	-	-	-	127,174	127,174
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net loss	-	-	-	-	(203,697)	(203,697)
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENT OF CASH FLOWS

	Year Ended
	December 31,
	2022	2021

Cash Flows from Operating Activities:
Net (loss) income	$(203,697)	$127,174
Forgiveness of debt	(200,057)	(203,662)
Amortization of right of use asset	69,060	77,227
Interest on lease liability	63,352	74,504
Gain on modification of lease	(54,587)	-
Adjustments to reconcile net (loss) income to cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	146,108	(163,256)
Vendor deposits	(550,201)	53,056
Accounts receivable	(25,259)	(310,864)
Customer deposits	574,327	(16,950)
Prepaid	1,221	-
Accounts payable and accrued expenses	(125,918)	215,071
Net cash used in operating activities	(312,423)	(147,700)

Cash Flows from Financing Activities:
Proceeds from payroll protection program	-	190,057

Proceeds from notes payable	500,000	250,000
Payments of notes payable	(272,293)	(194,140)
Payments of convertible notes payable	(207,370)	(25,000)
Proceeds from notes payable, related parties	555,006	765,007
Payment on lease liability	(132,008)	(133,200)
Payments of notes payable, related parties	(111,081)	(702,434)
Net cash provided by financing activities	332,254	150,290

Change in Cash	19,831	2,590
Cash - Beginning of the Year	2,590	-
Cash - End of the Year	$22,421	$2,590

Supplemental Cash Flow Information:
Interest paid in cash	$355,702	$302,175
Income taxes paid in cash	$-	$-

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Accounts Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2022 and 2021, the Company had an allowance for bad debt of $0.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. During the year ended December 31, 2021, the Company wrote off $141,440 of obsolete inventory. As of December 31, 2022 and 2021, the Company had recorded a provision for obsolescence of $0.

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

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation. For the years ended December 31, 2022 and 2021, all of the Company’s revenues were recognized at a point in time.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the years ended December 31, 2022 and 2021, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

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

Basic and Diluted Net Loss Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. 8,607,440 shares underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2022 because their effect was antidilutive. The following summarizes the calculation of diluted income per share for the year ended December 31, 2021:

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has an accumulated deficit of $10,418,696 and a working capital deficit of $1,938,476 at December 31, 2022. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2022 and 2021 was $189,225 and $247,924, respectively.

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

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of December 31, 2022 and 2021 was $0 and $20,324, respectively.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2022 and 2021 was $21,797.

In August 2021, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note”), pursuant to which the Company received proceeds of $250,000 for the sale of future receivables totaling $308,750, to be remitted to BRMS, LLC in 52 weekly amounts totaling $5,913. The balance of the note as of December 31, 2022 and 2021 was $0 and $167,308, respectively.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140. The balance of the note as of December 31, 2022 was $224,038.

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

In April 2020, the Company received a loan in the amount of $203,662 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years 2 by mutual agreement of the Company and SBA. The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. During the year ended December 31, 2021, the Company received notification that the PPP Loan principal of $203,662 had been forgiven and is reflected as forgiveness of debt on the accompanying statements of operations.

In March 2021, the Company received a loan (the “March 2021 PPP Loan”) in the amount of $190,057 under the PPP. The March 2021 PPP Loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years 2 by mutual agreement of the Company and SBA. The March 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. During the year ended December 31, 2022, the Company received notification that the PPP Loan principal of $190,057 had been forgiven and is reflected as forgiveness of debt on the accompanying statements of operations.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $149,900 and $159,900 as of December 31, 2022 and 2021, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $250,000 as of December 31, 2022.

The following is a summary of notes payable activity for the years ended December 31, 2022 and 2021:

Balance at December 31, 2021	$807,310
New issuances	500,000
Repayments of principal	(272,293)
PPP and EIDL loan forgiveness	(200,057)
Balance at December 31, 2022	$834,960

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

On December 17, 2020, the Company received $95,000 pursuant to a promissory note in the principal amount of $100,001 issued on January 14, 2021, to Kevin Frija (“January 14, 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 14, 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 14, 2022. The January 14, 2021 Frija Note is unsecured. The balance of the January 14, 2021 Frija Note as of December 31, 2021 was $5,243, which was repaid during the year ended December 31, 2022.

On February 25, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “February 25, 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the January 14, 2021 Note bears interest at the rate of 24% per annum, and the February 25, 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on February 25, 2022. The January 14, 2021 Note is unsecured. The balance of the February 25, 2021 Note as of December 31, 2021 was $15,324, which was repaid during the year ended December 31, 2022.

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 and 2021 was $43,550 and $89,920, respectively.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 and 2021 was $68,760 and $100,001, respectively.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 and 2021 was $87,099 and $100,001, respectively.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 and 2021 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 and 2021 was $100,001.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 and 2021 was $100,001.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 and 2021 was $100,001 and $60,000, respectively.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of December 31, 2022 was $100,001.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2022 was $15,000.

The following is a summary of notes payable – related parties activity for the years ended December 31, 2022 and 2021:

Balance at January 1, 2021	$670,919
New borrowings	765,007
Repayments of principal	(702,434)
Balance at December 31, 2021	670,493
New borrowings	555,005
Repayments of principal	(111,080)
Balance at December 31, 2022	$1,114,418

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of December 31, 2022 and 2021 was $158,527 and $200,000. Interest expense for years ended December 31, 2022 and 2021 totaled $52,348 and $36,000, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note The balance of the note as of December 31, 2022 and 2021 was $157,453 and $200,000, respectively. Interest expense for each of the years ended December 31, 2022 and 2021 totaled $51,653 and $36,000, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). The balance of the note as of December 31, 2022 and 2021 was $158,527 and $200,000, respectively. Interest expense for each of the years ended December 31, 2022 and 2021 totaled approximately $52,348 and $36,000, respectively.

K& S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) is due and payable on the third anniversary of the issue date. The K& S Pride Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K & S Pride Note. The portion of the K & S Pride Note subject to redemption will be redeemed by the Company in cash.

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of December 31, 2022 and 2021 was $159,576 and $200,000, respectively. Interest expense for each of the years ended December 31, 2022 and 2021 totaled approximately $50,037 and $36,000, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of December 31, 2022 and 2021 was $158,527 and $200,000, respectively. Interest expense for each of the years ended December 31, 2022 and 2021 totaled approximately $50,848 and $36,000, respectively.

NOTE 7: PARTNERS’ DEFICIT

During the year ended December 31, 2021, the Company issued 2,828,124 common units granted or services prior to 2020. As of December 31, 2021, there were 578,723 units yet to be issued pursuant to conversion of convertible debt prior to 2020.

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

Warehouse and Office Space

On May 19, 2022, the Company entered into a 5-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right to use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

Years Ending December 31,
2023	$41,475
2024	43,549
2025	45,727
2026	48,013
2027	20,410
Total	$199,174

The Company recorded a right to use asset and obligation of $299,500, equal to the present value of remaining payments of minimum required lease payments.

The Company amortized $124,613 and $73,724 of the right to use asset during the years ended December 31, 2022 and 2021, respectively.

Rent expense for the years ended December 31, 2022 and 2021 was $159,982 and $149,552, respectively.

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

Customer Concentration

During the year ended December 31, 2022, two customers accounted for approximately 41% of the Company’s net revenues. Accounts receivable from the customers as of December 31, 2022 totaled $178,796.

NOTE 9: SUBSEQUENT EVENTS

On March 1, 2023, Elf Brand LLC (“EBL”), a licensee of the Company, prepaid a monthly royalty payment of $500,000 pursuant to that certain License Agreement, dated January 2, 2023, by and between the Company and EBL (the “License Agreement”). The License Agreement was entered into in the ordinary course of business.

Pursuant to the terms of the License Agreement, the Company granted to EBL (i) the exclusive right to use U.S. trademark 5,486,616 for the mark ELF in International Class 34 for use in connection with electronic cigarette lighters; electronic cigarettes; smokeless cigarette vaporizer pipe, and all additional marks that the Company may obtain, use and notify EBL of from time to time (the “Mark”); (ii) the non-exclusive right to use U.S. patent number 8,205,622 (the “Patent” and together with the Mark, the “Intellectual Property”), in connection with electronic cigarettes, smokeless cigarette vaporizers and related products (the “Licensed Articles”) in the U.S.; and (iii) the right to manufacture, have manufactured for it, market, promote, advertise, use, sell and distribute then Licensed Articles subject to the terms and conditions of the License Agreement.

In exchange for the license, EBL agreed to pay to the Company a royalty equal to 5% of gross sales of the Licensed Articles, as provided in the License Agreement. The license is exclusive with respect to use of the Mark if EBL meets a minimum monthly royalty payment of $500,000 within six months after sales commence. The Company may elect to cancel exclusivity if EBL does not meet the minimum royalty expectations. The License Agreement provided for a term effective as of the start of sales within 90 days of January 2, 2023 and receipt of the first month’s royalty, and renewing monthly with payment of the additional minimum $500,000 monthly payment of minimum royalties within six months after sales commence to maintain exclusivity with respect to use of the Mark, unless sooner terminated in accordance with the terms of the License Agreement.

On March 10, 2023, EBL entered into a Sublicense Agreement (the “EBL Sublicense”) with Elf Group, Inc., an Affiliated Party (as such term is defined in the License Agreement) of EBL (“EGI”), pursuant to which EBL granted a sublicense to the Licensed Rights, including to the exclusion of EBL, to EGI in the U.S. Pursuant to the terms of the EBL Sublicense, EBL agreed to pay to VPR Brands a minimum monthly royalty of $250,000, beginning 90 after March 10, 2023. The minimum monthly payment will be credited toward the monthly royalty. As an Affiliated Party of EBL, EGI is subject to the terms and royalty obligations of EBL under the License Agreement with respect to (and limited only to) the sublicensed products, which is defined in the EBL Sublicense to mean any preapproved alternative hemp products or other products, initially comprised of Delta 8 – vapes, flower, pre rolls, edibles, shots; Kratom – all of these items; accessories related to these items; and paper products related to these items.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

April 13, 2023	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director	April 13, 2023
Kevin Frija	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Greg Pan	Director	April 13, 2023
Greg Pan