Form 10-Q
period 2023-03-31
VPR Brands, LP.
filed 2023-05-17
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 17, 2023:
Common Units, No par value	88,804,035 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash	$103,418	$22,421
Accounts receivable, net	379,950	355,280
Inventory, net	620,532	474,883
Vendor deposits	137,310	620,530
Deposits	21,061	15,559
Total current assets	1,262,271	1,488,673

Right of Use Asset	137,783	143,855
Total assets	$1,400,054	$1,632,528

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$283,301	$251,311
Accounts payable - related party	220,387	237,049
Customer deposits	38,345	574,327
Contract liability	458,333	-
Right of use obligation, current portion	23,655	22,354
Notes payable	247,467	435,060
Note payable-related parties	1,072,080	1,114,418
Convertible notes payable	723,101	792,630
Total current liabilities and total liabilities	3,066,669	3,427,149

Notes Payable, less current portion	508,904	399,900
Right to Use Obligation, net of current portion	117,659	123,971
Total liabilities	3,693,232	3,951,020

Partners’ Deficit:
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723	34,723	34,723
Accumulated deficit	(10,393,382)	(10,418,696)
Total partners’ deficit	(2,293,178)	(2,318,492)
Total liabilities and partners’ deficit	$1,400,054	$1,632,528

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31
	2023	2022

Revenues
Product sales	$3,039,354	$1,055,232
Royalty revenue	41,667	-
Total revenues	3,081,021	1,055,232

Cost of Sales	2,557,348	629,120
Gross profit	523,673	426,112

Operating Expenses:
Selling, general and administrative	404,665	515,443
Total operating expenses	404,665	515,443

Net Operating Income (Loss)	119,008	(89,331)

Other Income(Expense):
Settlement Income	-	85,000
Legal Fees related to the settlement	-	(29,750)
Interest expense	(76,085)	(92,547)
Interest expense- related parties	(17,609)	(20,613)
Total other income (expense), net	(93,694)	(57,910)

Net Income (Loss)	$25,314	$(147,241)

Net Income (Loss) Per Common Unit - Basic	$0.00	$-

Net Income (Loss) Per Common Unit - Diluted	$0.00	$-

Weighted-Average Common Units Outstanding - Basic	88,804,035	85,975,911

Weighted-Average Common Units Outstanding - Diluted	88,804,035	85,975,911

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

	Common Units		Common Units to be Issued		Accumulated	Total Partners’
	Number	Amount	Number	Amount	Deficit	Deficit
Three Months Ended March 31,2022
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net Loss	-	-	-	-	(147,241)	(147,241)
Balance at March 31,2022	88,804,035	$8,065,481	578,723	$34,723	$(10,362,240)	$(2,262,036)

Three Months Ended March 31,2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	25,314	25,314
Balance at March 31,2023	88,804,035	$8,065,481	578,723	$34,723	$(10,393,382)	$(2,293,178)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$25,314	$(147,241)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use asset	6,072	27,776
Interest on lease liability	5,064	22,781
Changes in operating assets and liabilities:
Inventory	(145,649)	25,159
Vendor deposits	483,220	7,239
Accounts receivable	(24,670)	166,773
Customer deposits	(535,982)	86,733
Prepaid	(5,502)	-
Accounts payable and accrued expenses	15,328	(272,969)
Contract liability	458,333	-
Net cash provided by (used in) operating activities	281,528	(83,750)

Cash Flows from Financing Activities:
Payments of notes payable	(78,589)	(78,182)
Payments of convertible notes payable	(69,529)	(17,000)
Payments of notes payable, related parties	(42,338)	(111,080)
Payment on lease liability	(10,075)	(46,500)
Proceeds from notes payable, related parties	-	340,004
Net cash (used in) provided by financing activities	(200,531)	144,052

Change in Cash	80,997	3,493
Cash - Beginning of the Year	22,421	2,590
Cash - End of the Year	$103,418	$6,083

Supplemental Cash Flow Information:
Interest paid in cash	$101,145	$113,160
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Adjustment of right of use obligation and asset for increase in rent	$-	$109,993

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended MARCH 31, 2023 and 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of Management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2023 and December 31, 2022, the Company determined that no allowance for bad debt was necessary.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2023 and December 31, 2022, the Company determined that no allowance for provision for obsolescence was necessary.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three months ended March 31, 2023 and 2022, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

Royalty revenues consist of license agreements with licensees to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied in line with the nature of the intellectual property being licensed.

The Company records contract liabilities when cash payments are received or due in advance of performance.

The following table provides information about accounts receivable and contract liabilities from contracts with customers:

	Accounts Receivable	Contract Liabilities
December 31, 2022	$355,280	$-
March 31, 2023	$379,950	$458,333

As of March 31, 2023, contract liabilities related to cash received from licensees as a prepayment of royalty revenues to be earned through September 2023, at which time, the contract liabilities will be recognized as revenues.

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

Basic and Diluted Net Income/(Loss) Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 7,412,194 and 10,419,733 shares underlying convertible notes were excluded from the calculation of diluted income/(loss) per share for the three months ended March 31, 2023 and 2022, respectively, because their effect was antidilutive.

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

NOTE 3: GOING CONCERN

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company reported net income of $25,314 for the three months ended March 31, 2023 and has an accumulated deficit of $10,393,382 and a working capital deficit of $1,804,398 at March 31, 2023. The Company is in default on certain of its debt obligations. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company plans to pursue equity funding to expand its brand. Through equity funding and the current operations, the Company expects to meet its current capital needs. There can be no assurance that the Company will be able to raise sufficient working capital.  If the Company is unable to raise the necessary working capital through equity funding it will be forced to continue relying on cash from operations in order to satisfy its current working capital needs.

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of March 31, 2023 and December 31, 2022 and was $172,905 and $189,225, respectively.

On September 24, 2019, the Company entered not a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2023 and December 31, 2022 was $21,797.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140. The balance of the note as of March 31, 2023 and December 31, 2022 was $162,500 and $224,038, respectively.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $149,169 and $149,900 as of March 31, 2023 and December 31, 2022, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of March 31, 2023 and December 31, 2022 was $250,000.

The following is a summary of notes payable activity for the three months ended March 31, 2023:

Balance at December 31, 2022	$834,960
Repayments of notes payable	(78,589)
Balance at March 31, 2023	$756,371
Current portion	247,467
Notes payable, less current portion	$508,904

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of March 31, 2023 and December 31, 2022 was $1,211 and $43,550, respectively.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of March 31, 2023 and December 31, 2022 was $68,760.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of March 31, 2023 and December 31, 2022 was $87,099.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of March 31, 2023 and December 31, 2022 was $100,001.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of March 31, 2023 and December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of March 31, 2023 and December 31, 2022 was $15,000.

The following is a summary of notes payable – related parties activity for the three months ended March 31, 2023:

Balance at December 31, 2022	$1,114,418
Repayments of principal	(42,338)
Balance at March 31, 2023	$1,072,080

Accounts Payable - Related Party

As of March 31, 2023, accounts payable - related party of $220,386 includes $212,709 of interest on related party loans and $7,677 of other accounts payable due to an officer and a related party. As of December 31, 2022, accounts payable - related party of $237,049 includes $205,259 of interest on related party loans and $31,790 of other accounts payable due to an officer and a related party.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of March 31, 2023 and December 31, 2022 was $143,349 and $158,527, respectively. Interest expense for three months ended March 31, 2023 and 2022 totaled $10,044 and $13,038, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of March 31, 2023 and December 31, 2022 was $144,396 and $157,473, respectively. Interest expense for three months ended March 31, 2023 and 2022 totaled $11,250 and $13,138, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note).  In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of March 31, 2023 and December 31, 2022 was $144,396 and $158,257, respectively. Interest expense for three months ended March 31, 2023 and 202 totaled $10,044 and $13,038, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of March 31, 2023 and December 31, 2022 was $146,566 and $159,576, respectively. Interest expense for three months ended March 31, 2023 and 2022 totaled $10,115 and $13,138, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of March 31, 2023 and December 31, 2022 was $144,396 and $159,576 respectively. Interest expense for three months ended March 31, 2023 and 2022 totaled $10,044 and $13,138, respectively.

NOTE 7: PARTNERS’ DEFICIT

The Company is authorized to issue 100,000,000 common units. As of March 31, 2023, and December 31, 2022, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

Years Ending December 31,
2023 (Remainder)	$31,400
2024	43,549
2025	45,727
2026	48,013
2027	20,410
$189,099

The Company amortized $6,072 and $27,776 of the right to use asset during the three months ended March 31, 2023 and 2022, respectively.

Rent expense for the three months ended March 31, 2023 and 2022 totaled $16,701 and $53,578, respectively.

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

Customer Concentration

During the three months ended March 31, 2023 and 2022, 72% and 44%, respectively, of the Company’s net revenues were generated from two customers. Accounts receivable due from these customers as of March 31, 2023 and December 31, 2022 totaled $218,600 and $178,796.

NOTE 9: SUBSEQUENT EVENTS

The Company evaluated subsequent events through May 17, 2023, the date the financial statements were available for issuance.

On April 20, 2023, VPR Brands, LP (the “Company”) entered into a Litigation Resolution Agreement and Distributor License (the “Agreement”) by and between the Company and Safa Goods LLC (“Safa”). The Company previously filed (i) a lawsuit in the United States District Court for the Southern District of Florida (Case No. 9:22-cv-81576-AMC) alleging trademark and patent infringement against Shenzhen Weiboli Technology Co. Ltd. (“Weiboli”) and its U.S. master distributors of certain e-cigarette products, and (ii) related cases in the Southern District of Florida against the same defendants, affiliates of defendants, or other distributors of ELFBAR products and products branded using the Company’s registered trademark ELF (collectively, the “Actions”). Pursuant to the terms of the Agreement, the Company and Safa agreed to settle the Actions. Safa agreed to pay the Company, in 18 equal monthly installments, $5,300,197 based on the defendants’ sales of infringing products and an additional $50,000 for the Company’s attorneys’ fees. The Company also granted to Safa a three year license to the Company’s registered trademark ELF and its U.S. patent number 8,205622 in the U.S. in exchange for payment of a royalty as follows: (i) 9% until Weiboli and the Weiboli affiliates resolve litigation with the Company, if existing or future licensed products is/was purchased by Safa from Weiboli; (ii) 4.5% following resolution of the Weiboli litigation; and (iii) 4.5% if purchased from ELF Brand LLC or other Company appointed suppliers to be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2023.

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

Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenues

Our revenues for the three months ended March 31, 2023 and 2022 were $3,081,021 and $1,055,232, respectively. The increase was a result of a large distribution sales order compared to 2022 and royalty revenue from the   licensing of intellectual property.

Cost of Sales

Cost of sales for the three months ended March 31, 2023 and 2022 was $2,557,348 and $629,120, respectively. Gross margins decreased to 16% in 2023 compared to 40% in 2022, due to higher volume of lower margin sales in 2023.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $404,665 as compared to $515,443 for the three months ended March 31, 2022.

Other Income (Expense)

Interest expense decreased to $76,085 for the three months ended March 31, 2023 as compared to $92,547 for the three months ended March 31, 2022 due to less interest expense recognized on notes payable party loans in 2023. In 2022, the Company recognized a net gain of $55,250 on the settlement of a company owned patent litigation.

Net Income (Loss)

Net income for the three months ended March 31, 2023 was $25,314 compared to a net loss of $147,241 for the three months ended March 31, 2022.

Liquidity and Capital Resources

Cash provided by operations was $276,464 for three months ended March 31, 2023 as compared to net cash used in operations of $106,350 in three months ended March 31, 2022. Cash provided by operations in 2023 related to the Company’s net income of approximately $25,000 and increases in vendor deposit assets and contract liabilities and partially offset by uses of cash relating increases in inventory and a decrease in customer deposit liabilities. Cash used in operations in 2022 related to the Company’s net loss of approximately $147,000 and reduction of accounts payable and accrued expense, offset by decreases in inventory and accounts receivable and an increase in customer deposits.

During the three months ended March 31, 2023, the Company repaid $78,589 of notes principal, repaid $69,529 of principal on convertible notes payable, repaid $42,338 of principal on notes payable to related parties and repaid $5,011 of lease liability principal.

During the three months ended March 31, 2022, the Company received $340,004 from the issuance of notes payable to related parties, repaid $111,080 of principal on notes payable to related parties, repaid $78,182 of principal on notes payable, repaid $17,000 of principal on convertible notes and repaid a $23,719 of lease liability principal.

Assets

At March 31, 2023 and December 31, 2022, we had total assets of $1,400,054 and $1,632,528, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2023, the Company’s inventory increased by $145,649 and vendor deposits decreased by $483,220.

Liabilities

At March 31, 2023 and December 31, 2022, we had total liabilities of $3,693,232 and $3,951,020, respectively.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course or business. The Company reported net income of $25,314 during the three months ended March 31, 2023, and prior to the three months ended March 31, 2023, the Company has incurred losses since inception, including $147,241 during the three months ended March 31, 2022, resulting in an accumulated deficit of $10,393,382 and negative working capital of $1,804,398 as of March 31, 2023. The Company is in default in certain of its outstanding debt. As of March 31, 2022, the Company had approximately $6,083 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At March 31, 2023, we had $103,418 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the three months ended March 31, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of Marc 31, 2023, the Company had no allowance for bad debt.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2023, the Company had no provision for obsolescence.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no current, pending or threatened legal proceedings against the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2022. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

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

VPR BRANDS, LP

Dated: May 17, 2023	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)