Form 10-Q
period 2023-06-30
VPR Brands, LP.
filed 2023-08-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☒  Yes ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at August 14, 2023:
Common Units, No par value	88,804,035 Units

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

The information which appears on our website (www.vprbrands.com) is not part of this report.

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$719,505	$22,421
Accounts receivable, net	441,424	355,280
Royalty receivable	137,725	-
Inventory, net	559,764	474,883
Vendor deposits	101,767	620,530
Deposits	20,979	15,559
Total current assets	1,981,164	1,488,673

Right of Use Asset	131,535	143,855
Total assets	$2,112,699	$1,632,528

LIABILITIES AND PARTNERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$78,679	$251,311
Accounts payable - related party	173,375	237,049
Customer deposits	36,500	574,327
Contract liability	883,334	-
Right of use obligation, current portion	25,011	22,354
Notes payable	230,885	435,060
Note payable-related parties	849,823	1,114,418
Convertible notes payable	646,510	792,630
Total current liabilities and total liabilities	2,924,117	3,427,149

Notes Payable, less current portion	442,492	399,900
Right to Use Obligation, net of current portion	110,946	123,971
Total liabilities	3,477,555	3,951,020

Partners’ Deficit:
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723	34,723	34,723
Accumulated deficit	(9,465,060)	(10,418,696)
Total partners’ deficit	(1,364,856)	(2,318,492)
Total liabilities and partners’ deficit	$2,112,699	$1,632,528

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues
Product sales	$1,196,805	$920,705	$4,236,159	$1,975,937
Royalty revenue	712,724	-	754,391	-
Total revenues	1,909,529	920,705	4,990,550	1,975,937

Cost of Sales	814,437	553,122	3,371,785	1,182,242
Gross profit	1,095,092	367,583	1,618,765	793,695

Operating Expenses:
Selling, general and administrative	452,903	460,470	857,564	975,913
Total operating expenses	452,903	460,470	857,564	975,913

Net Operating Income (Loss)	642,189	(92,887)	761,201	(182,218)

Other Income (Expense):
Settlement income, net	364,766	73,187	364,766	128,437
Other income	-	62,186	-	62,186
Loan forgiveness	-	200,057	-	200,057
Interest expense	(72,343)	(107,262)	(148,428)	(199,809)
Interest expense- related parties	(6,290)	(61,548)	(23,903)	(82,161)
Total other income (expense), net	286,133	166,620	192,435	108,710

Net Income (Loss)	$928,322	$73,733	$953,636	$(73,508)

Net Income (Loss) Per Common Unit - Basic	$0.01	$0.00	$0.01	$(0.00)

Net Income (Loss) Per Common Unit - Diluted	$0.01	$0.00	$0.01	$(0.00)

Weighted-Average Common Units Outstanding - Basic	88,804,035	88,804,035	88,804,035	88,804,035

Weighted-Average Common Units Outstanding - Diluted	95,452,933	88,804,035	88,804,035	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ DEFICIT

(Unaudited)

						Total
	Common Units		Common Units to be Issued		Accumulated	Partners’
	Number	Amount	Number	Amount	Deficit	Deficit
Six Months Ended June 30,2022
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net loss	-	-	-	-	(147,241)	(147,241)
Balance at March 30, 2022	88,804,035	8,065,481	578,723	34,723	(10,362,240)	(2,262,036)
Net income	-	-	-	-	73,733	73,733
Balance at June 30,2022	88,804,035	$8,065,481	578,723	$34,723	$(10,288,507)	$(2,188,303)

Six Months Ended June 30,2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net income	-	-	-	-	25,314	25,314
Balance at March 31,2023	88,804,035	8,065,481	578,723	34,723	(10,393,382)	(2,293,178)
Net income	-	-	-	-	928,322	928,322
Balance at June 30,2023	88,804,035	$8,065,481	578,723	$34,723	$(9,465,060)	$(1,364,856)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$953,636	$(73,508)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use asset	12,320	57,428
Interest on lease liability	9,950	45,945
Gain on modification of lease	-	(54,587)
Loan forgiveness	-	(200,057)
Changes in operating assets and liabilities:
Royalty receivable	(137,725)	-
Inventory	(84,881)	(67,598)
Vendor deposits	518,763	(93,072)
Accounts receivable	(86,144)	116,560
Customer deposits	(537,827)	122,589
Prepaid	(5,420)	-
Accounts payable and accrued expenses	(236,306)	(126,741)
Contract liability	883,334	-
Net cash provided by (used in) operating activities	1,289,700	(273,041)

Cash Flows from Financing Activities:
Payments of notes payable	(161,583)	(164,684)
Payments of convertible notes payable	(146,120)	(78,367)
Payments of notes payable, related parties	(264,595)	(111,081)
Payments on lease liability	(20,318)	(96,357)
Payments of lease security deposits	-	(15,559)
Proceeds from notes payable, related parties	-	492,005
Proceeds from notes payable	-	250,000
Net cash (used in) provided by financing activities	(592,616)	275,957

Change in Cash	697,084	2,916
Cash - Beginning of the Year	22,421	2,590
Cash - End of the Year	$719,505	$5,506

Supplemental Cash Flow Information:
Interest paid in cash	$211,332	$113,160
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Adjustment of right of use obligation and asset for increase in rent	$-	$109,993

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three AND SIX months ended JUNE 30, 2023 and 2022

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

The Company is engaged in various monetization strategies of a U.S. patent that the Company owns covering electronic cigarette, electronic cigar and personal vaporizer patents, as well as a patent for an inverted pocket lighter. The Company also has several trademarks (ELF, PHANTOM, HRB, VPOD, VAPOR X, and RIPPER) for which it is also engaged in licensing and various monetization strategies. The Company also designs, develops, markets and distributes products (the HoneyStick brand of vaporizers and the Goldline CBD products) oriented toward the cannabis markets. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The Company is also identifying electronic cigarette companies that may be infringing our patents and trademarks and exploring options to license and/or enforce our patents. The Company is now also selling DISSIM brand pocket lighters for which it holds a U.S. patent and patents pending. The Company also has patents pending in the cigar accessory space and sells these proprietary accessories.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash  and Cash Equivalents

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less. The Company did not maintain any cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Accounts Receivable and Royalty Receivable

The Company analyzes the collectability of accounts receivable and royalty receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of June 30, 2023 and December 31, 2022, the Company determined that no allowance for bad debt was necessary.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2023 and December 31, 2022, the Company determined that no allowance for provision for obsolescence was necessary.

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

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three and six months ended June 30, 2023 and 2022, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products.

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the six months ended June 30, 2023, the Company received cash payments totaling $1,500,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company is recognizing prepaid royalties over the initial term of exclusivity. The license agreement requires monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023.

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products and royalty receivable as of June 30, 2023 represents sublicense royalties earned from June 2023 sales of licensed products.

The following table provides information about contract liabilities for the six months ended June 30, 2023:

Contract
Liabilities
Balance at December 31, 2022	$-
Cash received from prepayment of royalty revenue	1,500,000
Recognition of royalty revenue	(616,666)
Balance at June 30, 2023	$883,334

The following table provides information about accounts receivable, royalty receivable and contract liabilities from contracts with customers:

	Accounts	Royalty	Contract
	Receivable	Receivable	Liabilities
December 31, 2022	$355,280	$-	$-
June 30, 2023	$441,424	$137,725	$883,334

As of June 30, 2023, contract liabilities related to cash received from licensees as a prepayment of royalty revenues to be earned through September 2023, at which time the contract liabilities will be recognized as revenues.

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

The Company may issue restricted units to consultants for various services. Costs for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue units as compensation in future periods for services associated with the registration of the common units.

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

Fair Value

The carrying values of the Company’s notes payables, convertible notes, and accounts payable and accrued expenses approximate their fair values because of the short-term nature of these instruments.

Basic and Diluted Net Income (Loss) Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per unit (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common unitholders by the weighted average number of common units outstanding during the period. Diluted EPS gives effect to all dilutive potential common units outstanding during the period including options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common units if their effect is anti-dilutive. Approximately 11,716,340 units underlying convertible notes were excluded from the calculation of diluted loss per unit for the three and six months ended June 30, 2022 because their effect was antidilutive. Approximately 6,648,898 units underlying convertible notes were excluded from the calculation of diluted income per unit for the six months ended June 30, 2023 because their effect was anti-dilutive. 6,648,898 units underlying convertible debt were dilutive for the three months ended June 30, 2023 and were included in the calculation of diluted income per unit for the three months ended June 30, 2023 as follows:

	Weighted
	Average	Net
For the Three Months Ended June 30, 2023:	Units	Income
Basic	88,804,035	$928,322
Convertible Debt	6,648,898	47,654
Diluted	95,452,933	$975,976

Net Income Per Common Unit - Diluted		$0.01

	Weighted
	Average
For the Six Months Ended June 30, 2023:	Units	Net Income
Basic	88,804,035	$953,636
Convertible Debt	-	-
Diluted	88,804,035	$953,636

Net Income Per Common Unit - Diluted		$0.01

	Weighted
	Average
For the Three Months Ended June 30, 2022:	Units	Net Income
Basic	88,804,035	$73,733
Convertible Debt	-	-
Diluted	88,804,035	$73,733

Net Income Per Common Unit - Diluted		$0.00

	Weighted
	Average
For the Six Months Ended June 30, 2022:	Units	Net Income
Basic	88,804,035	$(73,508)
Convertible Debt	-	-
Diluted	88,804,035	$(73,508)

Net Income Per Common Unit - Diluted		$(0.00)

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

NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company reported net income of $953,636 for the six months ended June 30, 2023 and has an accumulated deficit of $9,465,060 and a working capital deficit of $942,953 at June 30, 2023. The Company is in default on certain of its debt obligations. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. The accompanying unaudited condensed financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of June 30, 2023 and December 31, 2022 was $156,297 and $189,225, respectively. Interest expense on the note for the six months ended June 30, 2023 and 2022 totaled $6,072 and $8,535, respectively. Interest expense on the note for the three months ended June 30, 2023 and 2022 totaled $2,892 and $4,307, respectively.

On September 24, 2019, the Company entered into  a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of June 30, 2023 and December 31, 2022 was $21,797. No interest expense was recorded on the note for the three and six months ended June 30, 2023 and 2022, respectively.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140 bearing interest at 18.56% per annum. The balance of the note as of June 30, 2023 and December 31, 2022 was $99,038 and $224,038, respectively. Interest expense on the note for the six months ended June 30, 2023 and 2022 totaled $23,200 and $28,307, respectively. Interest expense on the note for the three months ended June 30, 2023 and 2022 totaled $11,179 and $14,817, respectively.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $146,245 and $149,900 as of June 30, 2023 and December 31, 2022, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets. No interest expense was recorded on the note for the three and six months ended June 30, 2023. No interest expense was recorded on the note for the three and six months ended June 30, 2022.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of June 30, 2023 and December 31, 2022 was $250,000. Interest expense on the note for the six months ended June 30, 2023 and 2022 totaled $22,500 and $5,192, respectively. Interest expense on the note for the three months ended June 30, 2023 and 2022 totaled $11,250 and $5,192, respectively.

The following is a summary of notes payable activity for the six months ended June 30, 2023:

Balance at December 31, 2022	$834,960
Repayments of notes payable	(161,583)
Balance at June 30, 2023	$673,377
Current portion	230,885
Notes payable, less current portion	$442,492

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 was $43,550, which was repaid during the six months ended June 30, 2023.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 was $68,760, which was repaid during the six months ended June 30, 2023.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 was $87,099, which was repaid during the six months ended June 30, 2023.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of June 30, 2023 and December 31, 2022 was $34,815 and $100,001, respectively.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of June 30, 2023 and December 31, 2022 was $100,001.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of June 30, 2023 and December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of June 30, 2023 and December 31, 2022 was $15,000.

The following is a summary of notes payable – related parties activity for the six months ended June 30, 2023:

Balance at December 31, 2022	$1,114,418
Repayments of principal	(264,595)
Balance at June 30, 2023	$849,823

Accounts Payable - Related Party

As of June 30, 2023, accounts payable - related party of $173,375 includes $166,257 of interest on related party loans and $7,118 of other accounts payable due to an officer and a related party. As of December 31, 2022, accounts payable - related party of $237,049 includes $205,259 of interest on related party loans and $31,790 of other accounts payable due to an officer and a related party.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of June 30, 2023 and December 31, 2022 was $129,303 and $158,527, respectively. Interest expense for six months ended June 30, 2023 and 2022 totaled $19,126 and $30,534, respectively. Interest expense for the three months ended June 30, 2023 and 2022 totaled $9,082 and $17,496, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of June 30, 2023 and December 31, 2022 was $128,101 and $157,473, respectively. Interest expense for six months ended June 30, 2023 and 2022 totaled $18,977 and $28,115, respectively. Interest expense for the three months ended June 30, 2023 and 2022 totaled $9,739 and $14,977, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of June 30, 2023 and December 31, 2022 was $129,303 and $158,257, respectively. Interest expense for six months ended June 30, 2023 and 2022 totaled $19,126 and $29,615, respectively. Interest expense for the three months ended June 30, 2023 and 2022 totaled $9,082 and $16,577, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of June 30, 2023 and December 31, 2022 was $130,500 and $159,576, respectively. Interest expense for six months ended June 30, 2023 and 2022 totaled $19,273 and $28,115, respectively. Interest expense for the three months ended June 30, 2023 and 2022 totaled $9,158 and $14,977, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of June 30, 2023 and December 31, 2022 was $129,303 and $159,576 respectively. Interest expense for six months ended June 30, 2023 and 2022 totaled $19,126 and $28,115, respectively. Interest expense for the three months ended June 30, 2023 and 2022 totaled $9,082 and $14,977, respectively.

NOTE 7: PARTNERS’ DEFICIT

The Company is authorized to issue 100,000,000 common units with no par value. As of June 30, 2023, and December 31, 2022, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

As of June 30, 2023 and December 31, 2022, right-of-use assets (“ROU”) are summarized as follows:

	June 30,	December 31,
	2023	2022

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(25,828)	(13,508)
Right-of-use assets, net	$131,535	$143,855

As of June 30, 2023 and December 31, 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30,	December 31,
	2023	2022

Lease liabilities related to warehouse and office lease right-of-use assets	$135,957	$146,325
Less: current portion of lease liabilities	(25,011)	(22,354)
Lease liabilities, net of current portion	$110,946	$123,971

As of June 30, 2023, the weighted average lease term remaining is 3.94 years and the weighted average discount rate is 14%. The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2023:

Year Ended December 31,	Amount
2023 (Remainder)	$21,158
2024	43,549
2025	45,727
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	178,857
Less: discount to fair value	(42,900)
Total lease liability as of June 30, 2023	$135,957

The Company amortized $12,320 and $57,428 of the right to use asset during the six months ended June 30, 2023 and 2022, respectively.

Rent expense for the six months ended June 30, 2023 and 2022 totaled $33,233 and $111,248, respectively.   Rent expense for the three months ended June 30, 2023 and 2022 totaled $16,532 and $57,670, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products . Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over the next 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $339,519, net of settlement legal fees totaling $299,391, during the six months ended June 30, 2023 and are included in net settlement income in the accompanying statements of operations.

Customer Concentration

During the three and six months ended June 30, 2023, 74% and 79%, respectively, of the Company’s net revenues were generated from four customers. During the three and six months ended June 30, 2022, 36% and 40%, respectively, of the Company’s net revenues were generated from two customers. Accounts receivable due from these customers as of June 30, 2023 and December 31, 2022 totaled $334,476 and $178,796, respectively.

NOTE 9: SUBSEQUENT EVENTS

No events occurred subsequent to the date of the Company’s financial statements that would require adjustments to, or disclosure in, the aforementioned financial statements. The Company evaluated subsequent events through August 14, 2023, the date the financial statements were available for issuance.

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

Overview

We are a company engaged in the electronic cigarette and personal vaporizer industry. We own a portfolio of electronic cigarette and personal vaporizer patents which are the basis for our efforts to:

●	Design, market, license, and distribute a line of vaporizers under the “ELF” brand;

●	Design, market and distribute a line of e-liquids under the “HELIUM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenues

Our revenues for the three months ended June 30, 2023 and 2022 were $1,909,529 and $920,705, respectively. The increase was a result of royalty revenue from the licensing of intellectual property.

Cost of Sales

Cost of sales for the three months ended June 30, 2023 and 2022 was $814,437 and $553,122, respectively. Gross margins decreased to 32% in 2023 compared to 40% in 2022, due to higher volume of lower margin sales in 2023.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were $452,903 as compared to $460,470 for the three months ended June 30, 2022.

Other Income

Net other income for the three months ended June 30, 2023 was $286,133 compared to $166,620 for the three months ended June 30, 2022.

Net Income

Net income for the three months ended June 30, 2023 was $928,322 compared to $73,733 for the three months ended June 30, 2022.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenues

Our revenues for the six months ended June 30, 2023 and 2022 were $4,990,550 and $1,975,937, respectively. The increase was a result of a large distribution sales order compared to 2022 and royalty revenue from the licensing of intellectual property.

Cost of Sales

Cost of sales for the six months ended June 30, 2023 and 2022 was $3,371,785 and $1,182,242, respectively. The decrease was a result of 2022 including higher online direct to customer sales compared to 2023.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were $857,564 as compared to $975,913 for the six months ended June 30, 2022.

Other Income

Net other income for the six months ended June 30, 2023 was $192,435 as compared to net other income of $108,710 for the six months ended June 30, 2022. The change is due primarily to an increase in settlement income and a decrease in interest expense.

Net Income (Loss )

Net income for the six months ended June 30, 2023 was $953,636 compared to a net loss of $73,508 for the six months ended June 30, 2022.

Liquidity and Capital Resources

Cash provided by operations was $1,289,700 for the six months ended June 30, 2023 as compared to net cash used in operations of $273,041 in the six months ended June 30, 2022. Cash provided by operations in 2023 related to the Company’s net income of approximately $954,000 and increases in contract liabilities and partially offset by uses of cash relating increases in inventory, royalty receivable and a decrease in vendor deposit assets. Cash used in operations in 2022 related to the Company’s net loss of approximately $73,500, decreases in accounts payable, increases in accounts receivable and customer deposits, offset by decrease in vendor deposits and inventory.

During the six months ended June 30, 2023, the Company repaid $161,583 of notes principal, repaid $146,120 of principal on convertible notes payable, repaid $264,595 of principal on notes payable to related parties and repaid $20,318 of lease liability principal.

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

Assets

At June 30, 2023 and December 31, 2022, we had total assets of $2,112,699 and $1,632,528, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. In 2023, the Company’s cash increased by $697,084, accounts receivable, net, increased by $86,144, royalty receivable increased by $137,725, inventories, net, increased by $84,881, deposits increased by $5,420 and vendor deposits decreased by $518,763.

Liabilities

At June 30, 2023 and December 31, 2022, we had total liabilities of $3,477,555 and $3,951,020, respectively. Liabilities primarily consist of notes payable, convertible notes payable, notes payable – related parties, contract liabilities, customer deposits and accounts payable and accrued expenses. In 2023, notes payable decreased by $161,583, convertible notes payable decreased by $146,120, notes payable – related parties decreased by $264,595, contract liabilities increased by $883,334, customer deposits decreased by $537,827 and accounts payable and accrued expenses decreased by $236,306.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course or business. The Company reported net income of $953,636 during the six months ended June 30, 2023, and prior to the three months ended March 31, 2023, the Company has incurred losses since inception, including $73,508 during the six months ended June 30, 2022, resulting in an accumulated deficit of $9,465,060 and negative working capital of $942,953 as of June 30, 2023. The Company is in default in certain of its outstanding debt. As of June 30, 2023, the Company had approximately $719,505 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At June 30, 2023, we had $719,505 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the six months ended June 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable  and Royalty Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of June 30, 2023, the Company had no allowance for bad debt.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2023, the Company had no provision for obsolescence.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Unit-Based Compensation

Unit-based payments to employees, including grants of employee options are recognized as compensation expense in the financial statements based on their fair values, in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no options or unit equivalents granted or outstanding for all periods presented. The Company may issue units as compensation in future periods for employee services.

The Company may issue restricted units to consultants for various services. Cost for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue units as compensation in future periods for services associated with the registration of the units.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VPR BRANDS, LP

Dated: August 14, 2023	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)