Form 10-Q
period 2023-09-30
VPR Brands, LP.
filed 2023-11-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 14, 2023:
Common Units, No par value	88,804,035 Units

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$1,833,194	$22,421
Accounts receivable	578,461	355,280
Royalty receivable	106,113	-
Inventory, net	533,137	474,883
Vendor deposits	253,132	620,530
Deposits	18,985	15,559
Total current assets	3,323,022	1,488,673

Right of Use Asset	122,898	143,855
Total assets	$3,445,920	$1,632,528

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$86,353	$251,311
Accounts payable - related party	82,766	237,049
Customer deposits	50,625	574,327
Right of use obligation, current portion	26,916	22,354
Notes payable	57,374	435,060
Note payable-related parties	486,779	1,114,418
Convertible notes payable	571,021	792,630
Total current liabilities and total liabilities	1,361,834	3,427,149

Notes Payable, less current portion	396,583	399,900
Right to Use Obligation, net of current portion	101,143	123,971
Total liabilities	1,859,560	3,951,020

Partners’ Capital (Deficit):
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723	34,723	34,723
Accumulated deficit	(6,513,844)	(10,418,696)
Total partners’ capital (deficit)	1,586,360	(2,318,492)
Total liabilities and partners’ deficit	$3,445,920	$1,632,528

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	Sept 30		Sept 30
	2023	2022	2023	2022

Revenues
Product sales	$805,185	$1,231,057	$5,041,344	$3,206,994
Royalty revenue	2,735,224	-	3,489,615	-
Total revenues	3,540,409	1,231,057	8,530,959	3,206,994

Cost of Sales	569,508	813,252	3,941,293	1,995,494
Gross profit	2,970,901	417,805	4,589,666	1,211,500

Operating Expenses:
Selling, general and administrative	533,700	410,810	1,391,264	1,386,723
Total operating expenses	533,700	410,810	1,391,264	1,386,723

Net Operating Income (Loss)	2,437,201	6,995	3,198,402	(175,223)

Other Income (Expense):
Settlement income, net	571,876	80,372	936,642	208,809
Other income	-	496	-	62,682
Loan forgiveness	10,931	-	10,931	200,057
Interest income	372	-	372	-
Interest expense	(65,003)	(82,287)	(213,431)	(282,096)
Interest expense- related parties	(4,161)	(60,097)	(28,064)	(142,258)
Total other income (expense), net	514,015	(61,516)	706,450	47,194

Net Income (Loss)	$2,951,216	$(54,521)	$3,904,852	$(128,029)

Net Income (Loss) Per Common Unit - Basic	$0.03	$(0.00)	$0.04	$(0.00)

Net Income (Loss) Per Common Unit - Diluted	$0.03	$(0.00)	$0.04	$(0.00)

Weighted-Average Common Units Outstanding - Basic	88,804,035	88,804,035	88,804,035	88,804,035

Weighted-Average Common Units Outstanding - Diluted	94,694,205	88,804,035	94,694,205	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL DEFICIT

(Unaudited)

						Total
						Partners’
	Common Units		Common Units to be Issued		Accumulated	Capital
	Number	Amount	Number	Amount	Deficit	(Deficit)
Nine Months Ended September 30, 2022
Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,114,795)
Net Loss	-	-	-	-	(147,241)	(147,241)
Balance at March 30, 2022	88,804,035	8,065,481	578,723	34,723	(10,362,240)	(2,262,036)
Net Income	-	-	-	-	73,733	73,733
Balance at June 30, 2022	88,804,035	8,065,481	578,723	34,723	(10,288,507)	(2,188,303)
Net Loss	-	-	-	-	(54,521)	(54,521)
Balance at September 30, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,343,028)	$(2,242,824)

Nine Months Ended September 30, 2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	25,314	25,314
Balance at March 31, 2023	88,804,035	8,065,481	578,723	34,723	(10,393,382)	(2,293,178)
Net Income	-	-	-	-	928,322	928,322
Balance at June 30, 2023	88,804,035	8,065,481	578,723	34,723	(9,465,060)	(1,364,856)
Net Income					2,951,216	2,951,216
Balance at September 30, 2023	88,804,035	$8,065,481	578,723	$34,723	$(6,513,844)	$1,586,360

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30
	2023	2022

Cash Flows from Operating Activities:
Net income (loss)	$3,904,852	$(128,029)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use asset	20,957	63,162
Interest on lease liability	16,157	51,345
Loan forgiveness	(10,931)	(200,057)
Gain on modification of lease	-	(54,587)
Changes in operating assets and liabilities:
Royalty receivable	(106,113)	-
Inventory	(58,254)	84,423
Vendor deposits	367,398	(95,055)
Accounts receivable	(223,181)	81,484
Customer deposits	(523,702)	90,614
Prepaid	(3,426)	-
Accounts payable and accrued expenses	(319,241)	(85,679)
Net cash provided by (used in) operating activities	3,064,516	(192,379)

Cash Flows from Financing Activities:
Payments of notes payable	(370,072)	(225,485)
Payments of convertible notes payable	(221,609)	(139,256)
Payments of notes payable, related parties	(627,639)	(111,081)
Payments on lease liability	(34,423)	(121,932)
Proceeds from notes payable, related parties	-	541,006
Proceeds from notes payable	-	250,000
Net cash (used in) provided by financing activities	(1,253,743)	193,252

Change in Cash	1,810,773	873
Cash - Beginning of the Year	22,421	2,590
Cash - End of the Year	$1,833,194	$3,463

Supplemental Cash Flow Information:
Interest paid in cash	$217,592	$245,354
Income taxes paid in cash	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Loan forgiveness	$10,931	$200,057

Adjustment of right of use obligation and asset for increase in rent	$-	$109,993

Right of use asset obligation for new lease	$-	$157,367

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three AND NINE months ended SEPTEMBER 30, 2023 and 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash  and Cash Equivalents

Cash includes all cash deposits and highly liquid financial instruments with an original maturity of three months or less. The Company did not maintain any cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Accounts Receivable and Royalty Receivable

The Company analyzes the collectability of accounts receivable and royalty receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2023 and December 31, 2022, the Company determined that no allowance for bad debt was necessary.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2023 and December 31, 2022, the Company determined that no allowance for provision for obsolescence was necessary.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three and nine months ended September 30, 2023 and 2022, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products.

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the nine months ended September 30, 2023, the Company received cash payments totaling $3,000,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company is recognizing prepaid royalties over the initial term of exclusivity. The license agreement requires monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023.

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products and royalty receivable as of September 30, 2023 represents sublicense royalties earned from September 2023 sales of licensed products.

The following table provides information about contract liabilities for the nine months ended September 30, 2023:

Contract
Liabilities
Balance at December 31, 2022	$-
Cash received from prepayment of royalty revenue	3,000,000
Recognition of royalty revenue	(3,000,000)
Balance at September 30, 2023	$-

The following table provides information about accounts receivable, royalty receivable and contract liabilities from contracts with customers:

	Accounts	Royalty	Contract
	Receivable	Receivable	Liabilities
December 31, 2022	$355,280	$-	$-
September 30, 2023	$578,461	$106,113	$-

Customer Concentration

During the three and nine months ended September 30, 2023, 86% and 82%, respectively, of the Company’s net revenues were generated from four customers. During the three and nine months ended September 30, 2022, 35% and 38%, respectively, of the Company’s net revenues were generated from two customers. Accounts receivable and royalty receivable due from these customers as of September 30, 2023 and December 31, 2022 totaled $460,280 and $178,796, respectively.

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

Basic and Diluted Net Income (Loss) Per Unit

The Company computes net income (loss) per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per unit (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common unitholders by the weighted average number of common units outstanding during the period. Diluted EPS gives effect to all dilutive potential common units outstanding during the period including options, using the treasury stock method, and convertible notes, using ,the if-converted, method. Diluted EPS excludes all dilutive potential common units if their effect is anti-dilutive. Approximately 8,607,440   units underlying convertible notes were excluded from the calculation of diluted loss per unit for the three and nine months ended September 30, 2022 because their effect was antidilutive. 5,890,170 units underlying convertible debt were dilutive for the three -month and nine-month periods ended September 30, 2023 and were included in the calculation of diluted income per unit for the three months ended September 30, 2023 as follows:

	Weighted
For the Three Months Ended September 30, 2023:	Average Units	Net Income
Basic	88,804,035	$2,951,216
Convertible Debt	5,890,170	34,420
Diluted	94,694,205	$2,985,636

Net Income Per Common Unit - Diluted		$0.03

	Weighted
	Average
For the Nine Months Ended September 30, 2023:	Units	Net Income
Basic	88,804,035	$3,904,852
Convertible Debt	5,890,170	133,571
Diluted	94,694,205	$4,038,423

Net Income Per Common Unit - Diluted		$0.04

	Weighted
	Average
For the Nine Months Ended September 30, 2022:	Units	Net Income
Basic	88,804,035	$(128,029)
Convertible Debt	-	-
Diluted	88,804,035	$(128,029)

Net Loss Per Common Unit - Diluted		$(0.00)

	Weighted
	Average
For the Three Months Ended September 30, 2022:	Units	Net Income
Basic	88,804,035	$(54,521)
Convertible Debt	-	-
Diluted	88,804,035	$(54,521)

Net Loss Per Common Unit - Diluted		$(0.00)

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

NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company reported net income of $3,904,852 for the nine months ended September 30, 2023 and has an accumulated deficit of $6,513,844 and working capital of $1,961,188 at September 30, 2023. The Company is in default on certain of its debt obligations. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. The accompanying unaudited condensed financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2022 was $189,225, of which $10,384 was forgiven and the balance was repaid during the nine months ended September 30, 2023. Interest expense on the note for the nine months ended September 30, 2023 and 2022 totaled $7,707 and $11,338, respectively. Interest expense on the note for the three months ended September 30, 2023 and 2022 totaled $1,635 and $2,803, respectively.

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of September 30, 2023 and December 31, 2022 was $21,797. No interest expense was recorded on the note for the three and nine months ended September 30, 2023 and 2022, respectively.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140 bearing interest at 18.56% per annum. The balance of the note as of September 30, 2023 and December 31, 2022 was $35,577 and $224,038, respectively. Interest expense on the note for the nine months ended September 30, 2023 and 2022 totaled $34,978 and $37,817, respectively. Interest expense on the note for the three months ended September 30, 2023 and 2022 totaled $11,778 and $9,509, respectively.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $146,583 and $149,900 as of September 30, 2023 and December 31, 2022, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets. Interest expense on the note for the three-month and nine-month periods ended September 30, 2023 totaled $3,262. No interest expense was recorded on the note for the three and nine months ended September 30, 2022.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of September 30, 2023 and December 31, 2022 was $250,000. Interest expense on the note for the nine months ended September 30, 2023 and 2022 totaled $32,884 and $16,442, respectively. Interest expense on the note for the three months ended September 30, 2023 and 2022 totaled $10,384 and $11,250, respectively.

The following is a summary of notes payable activity for the nine months ended September 30, 2023:

Balance at December 31, 2022	$834,960
Repayments of notes payable	(381,003)
Balance at September 30, 2023	$453,957
Current portion	57,374
Notes payable, less current portion	$396,583

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 was $43,550, which was repaid during the nine months ended September 30, 2023.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 was $68,760, which was repaid during the nine months ended September 30, 2023.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 was $87,099, which was repaid during the nine months ended September 30, 2023.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 was $1001,001, which was repaid during the nine months ended September 30, 2023.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 was $100,001, which was repaid during the nine months ended September 30, 2023.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 was $100,001, which was repaid during the nine months ended September 30, 2023.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 was $100,001, which was repaid during the nine months ended September 30, 2023.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note as of September 30, 2023 and December 31, 2022 was $71,775 and $100,001, respectively.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note as of September 30, 2023 and December 31, 2022 was $100,001.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note as of September 30, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note as of September 30, 2023 and December 31, 2022 was $100,001.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of September 30, 2023 and December 31, 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of September 30, 2023 and December 31, 2022 was $15,000.

The following is a summary of notes payable – related parties activity for the nine months ended September 30, 2023:

Balance at December 31, 2022	$1,114,418
Repayments of principal	(627,639)
Balance at September 30, 2023	$486,779

Accounts Payable - Related Party

As of September 30, 2023, accounts payable - related party of $82,766 includes $78,660 of interest on related party loans and $3,106 of other accounts payable due to an officer and a related party. As of December 31, 2022, accounts payable - related party of $237,049 includes $205,259 of interest on related party loans and $31,790 of other accounts payable due to an officer and a related party.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of September 30, 2023 and December 31, 2022 was $114,461 and $158,527, respectively. Interest expense for nine months ended September 30, 2023 and 2022 totaled $26,598 and $42,385, respectively. Interest expense for the three months ended September 30, 2023 and 2022 totaled $7,472 and $11,851, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of September 30, 2023 and December 31, 2022 was $113,183 and $157,473, respectively. Interest expense for nine months ended September 30, 2023 and 2022 totaled $26,374 and $39,903, respectively. Interest expense for the three months ended September 30, 2023 and 2022 totaled $3,874 and $11,788, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of September 30, 2023 and December 31, 2022 was $113,183 and $158,257, respectively. Interest expense for nine months ended September 30, 2023 and 2022 totaled $27,180 and $41,403, respectively. Interest expense for the three months ended September 30, 2023 and 2022 totaled $8,054 and $11,788, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of September 30, 2023 and December 31, 2022 was $115,733 and $159,576, respectively. Interest expense for nine months ended September 30, 2023 and 2022 totaled $26,821 and $39,026, respectively. Interest expense for the three months ended September 30, 2023 and 2022 totaled $7,548 and $10,911, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of September 30, 2023 and December 31, 2022 was $114,461 and $159,576 respectively. Interest expense for nine months ended September 30, 2023 and 2022 totaled $26,598 and $39,903, respectively. Interest expense for the three months ended September 30, 2023 and 2022 totaled $7,472 and $11,788, respectively.

NOTE 7: PARTNERS’ CAPITAL (DEFICIT)

The Company is authorized to issue 100,000,000 common units with no par value. As of September 30, 2023, and December 31, 2022, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

Warehouse and Office Space

On May 19, 2022, the Company entered into a 5-year of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right to use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

As of September 30, 2023 and December 31, 2022, right-of-use assets (“ROU”) are summarized as follows:

	September 30,	December 31,
	2023	2022

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(34,465)	(13,508)
Right-of-use assets, net	$122,898	$143,855

As of September 30, 2023 and December 31, 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30,	December 31,
	2023	2022

Lease liabilities related to warehouse and office lease right-of-use assets	$128,059	$146,325
Less: current portion of lease liabilities	(26,916)	(22,354)
Lease liabilities, net of current portion	$101,143	$123,971

As of September 30, 2023, the weighted average lease term remaining is 3.69 years and the weighted average discount rate is 14%. The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2023:

Year Ended December 31,	Amount
2023 (Remainder)	$7,053
2024	43,549
2025	45,727
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	164,752
Less: discount to fair value	(36,693)
Total lease liability as of September 30, 2023	$128,059

The Company amortized $20,957 and $63,162 of the right to use asset during the nine months ended September 30, 2023 and 2022, respectively.

Rent expense for the nine months ended September 30, 2023 and 2022 totaled $50,330 and $127,866, respectively.

Rent expense for the three months ended September 30, 2023 and 2022 totaled $17,097 and $16,618, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over the next 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $855,492, net of settlement legal fees totaling $291,544, during the nine months ended September 30, 2023 and received cash payments totaling $508,126 during the three months ended September 30, 2023 and are included in net settlement income in the accompanying statements of operations.

NOTE 9: SUBSEQUENT EVENTS

No events occurred subsequent to the date of the Company’s financial statements that would require adjustments to, or disclosure in, the aforementioned financial statements. The Company evaluated subsequent events through November 14, 2023, the date the financial statements were available for issuance.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenues

Our revenues from product sales for the three months ended September 30, 2023 and 2022 were $805,185 and $1,231,057, respectively. Royalty revenues for the three months ended September 30, 2023 and 2022 were $2,735,224 and zero, respectively. The increase in total revenues was a result of royalty revenue from the licensing of intellectual property.

Cost of Sales

Cost of sales for the three months ended September 30, 2023 and 2022 was $570,124 and $813,252, respectively. Gross margins decreased to 29% in 2023   compared to 34% in 2022, due to increased portion of product sales mix attributable to lower margin products.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were $533,688 as compared to $410,810 for the three months ended September 30, 2022.

Other Income

Net other income for the three months ended September 30, 2023 was $514,002 compared to net other expense of $61,516 for the three months ended September 30, 2022.

Net Income

Net income for the three months ended September 30, 2023 was $2,951,216 compared to net loss of $54,521 for the three months ended September 30, 2022.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenues

Our revenues from product sales for the nine months ended September 30, 2023 and 2022 were $5,041,344 and $3,206,994, respectively. Royalty revenues for the nine months ended September 30, 2023 and 2022 were $3,489,615 and zero, respectively. The increase in revenues was a result of a large distribution sales order compared to 2022 and royalty revenue from the licensing of intellectual property.

Cost of Sales

Cost of sales for the nine months ended September 30, 2023 and 2022 was $3,941,293 and $1,995,494, respectively. The increase was the result of increased product sales compared to 2022.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were $1,391,264 as compared to $1,386,723 for the nine months ended September 30, 2022.

Other Income

Net other income for the nine months ended September 30, 2023 was $706,450 as compared to $47,194 for the nine months ended September 30, 2022. The change is primarily due to an increase in settlement income and a decrease in interest expense.

Net Income (Loss )

Net income for the nine months ended September 30, 2023 was $3,904,852 compared to a net loss of $128,029 for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Cash provided by operations was $3,064,516 for the nine months ended September 30, 2023 as compared to net cash used in operations of $192,379 in the nine months ended September 30, 2022. Cash provided by operations in 2023 related to the Company’s net income of approximately $3,904,852 and decreases in vendor deposits and partially offset by uses of cash relating increases in inventory, royalty receivable, accounts receivable, customer deposits, prepaid and accounts payable. Cash used in operations in 2022 related to the Company’s net loss of approximately $128,029, decreases in accounts payable and vendor deposits, offset by increase in inventory, accounts receivable and customer deposits.

During the nine months ended September 30, 2023, the Company repaid $370,072 of notes principal, repaid $221,609 of principal on convertible notes payable, repaid $627,639 of principal on notes payable to related parties and repaid $34,423 of lease liability principal.

During the nine months ended September 30, 2022, the Company received $541,006 from the issuance of notes payable to related parties, $250,000 from the issuance of a promissory note, repaid $111,081 of principal on notes payable to related parties, repaid $225,485 of principal on notes payable, and repaid $139,256 of convertible debt and repaid $121,932 of lease liability principal.

Assets

At September 30, 2023 and December 31, 2022, we had total assets of $3,445,920 and $1,632,528, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. In 2023, the Company’s cash increased by $1,810,773, accounts receivable, net, increased by $223,181, royalty receivable increased by $106,113, inventories, net, increased by $58,254, deposits increased by $3,426 and vendor deposits decreased by $253,132.

Liabilities

At September 30, 2023 and December 31, 2022, we had total liabilities of $1,859,560 and $3,951,020, respectively. Liabilities primarily consist of notes payable, convertible notes payable, notes payable – related parties, contract liabilities, customer deposits and accounts payable and accrued expenses. In 2023, notes payable decreased by $381,003, convertible notes payable decreased by $221,609, notes payable – related parties decreased by $627,639, customer deposits decreased by $523,702 and accounts payable and accrued expenses decreased by $319,241.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company reported net income of $953,636 during the nine months ended September 30, 2023, and prior to the three months ended March 31, 2023, the Company has incurred losses since inception, including $128,029 during the nine months ended September 30, 2022, resulting in an accumulated deficit of $6,513,844 and working capital of $1,961,188 as of September 30, 2023. The Company is in default in certain of its outstanding debt. As of September 30, 2023, the Company had approximately $1,833,194 in cash and cash equivalents, which will not be sufficient to fund the operations and strategic objectives of the Company over the next twelve months from the date of issuance of these financial statements. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At September 30, 2023, we had $1,833,194 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the nine months ended September 30, 2023.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable  and Royalty Receivable

The Company analyses the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivable, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2023, the Company had no allowance for bad debt.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2023, the Company had no provision for obsolescence.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2023. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

VPR BRANDS, LP

Dated: November 14, 2023	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)