Form 10-K
period 2023-12-31
VPR Brands, LP.
filed 2024-04-19
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $7,693,314. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 18, 2024 was 88,804,035.

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

ii

PART I

Item 1.

Our Business

We are a company engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer patent, several trademarks and pocket lighter patents which are the basis for our efforts to:

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

We have developed a line of electronic cigarette e-liquids which were previously sold under the brand name “Vapor X” , “Krave” and “Helium.” We plan to develop a complete line of disposable and rechargeable electronic personal vaporizers for cannabis and CBD under the “ELF” and “TWITCH” brand.

Disposable electronic vaporizers feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine-free solution is depleted.

Rechargeable electronic vaporizers feature a rechargeable battery and replaceable cartridge or pod. The cartridges or pods are changed when the solution is depleted from use.

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

We have developed a line of vaporizers that are for use with medical cannabis under the “HONEYSTICK” brand. These vaporizers are designed for sale in the medical and recreational cannabis markets and currently feature mainly vaporizers for essential oils and concentrates. We plan to launch and develop more units for dry herb and cannabis extracts, and continue to expand the line to offer more innovative technology that is high performance and convenient. The Company also conducts most of its private label production for cannabis oriented vaporizers.

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

Our sales and distribution channels are:

●	Direct sales and distribution, where we have set up our own distribution directly to retailers.

●	Single independent distributors who are responsible for distribution within a single market.

●	Exclusive territory and exclusive channel distribution, where distributors have an exclusive territory within a country or an exclusive right to sell within a distribution channel (e.g. gas stations).

●	Distribution through wholesalers, where we supply either national or regional wholesalers who then service retailers.

●	Internet/e-commerce sales, where we sell directly to end users through one of our internet websites and/or landing pages.

●	Distribution through online distributors that sell to an extensive network of resellers.

●	Distribution through dispensaries who are responsible for dispensing medical or recreational cannabis.

●	Distribution through master distributors, where we sell to distributors who service other distributors.

Business Strategy

VPR Brands is a holding company, whose assets include an issued U.S. patent for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components, as well as pocket lighters. The Company also has several trademarks ( ELF, HONEYSTICK, PHANTOM, RIPPER, VPOD, VAPOR X,) for licensing activities. The Company is also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

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

We design, develop, market and distribute a line of products oriented toward the cannabis markets, which is the HoneyStick brand of vaporizers and the Goldline CBD products. We design, develop, market and distribute a line of products oriented towards the electronic cigarette market which is the ELF brand of products. This allows us to capitalize on the rapidly growing expansion within the cannabis and electronic cigarette markets . The original HoneyStick vaporizer placed second in the High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized.

Patent and Trademark Rights

We are evaluating our options and conducting investigations to determine if our intellectual property is being infringed upon in the U.S. and globally. and if so, by whom. We are prosecuting infringers and pursuing available remedies. The Company has hired a law firm on contingency basis to file suit against infringers. License of our Technology and Trademarks

In light of recent lawsuits filed against several electronic cigarette companies, we believe that an opportunity exists to license our patented technology and trademarks to companies named in those lawsuits and others who may be seeking an alternative to the electronic cigarette technologies which are or may be subject to patent litigation. The Company is actively enforcing its intellectual property rights via lawsuits against infringers.

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

Although we believe that several alternative sources for our products are available, several of our models have proprietary molds and any failure to obtain the components, chemical constituents and manufacturing services necessary for the production of our products would have a material adverse effect on our business, results of operations and financial condition.

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We own the following U.S. patent:

●	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012.

We own the following U.S. Trademarks:

●	HoneyStick, Dissim, VPOD, HRB, Phantom, ELF, Ripper, Crumble, Bee master

We have the following U.S. Trademarks Pending:

●	TWITCH, HELIUM, Auto Draw, VPR, FLASH

In addition, as a result of the acquisition of certain assets from Vapor Corp. (“Vapor”), the Company has acquired various trademarks and domains. The following is the list of trademarks:

Trademark	Application No.	Application Date	Registration No.	Registration Date
VAPORIN
B-BUZZ’N	86856758	12/22/15	N/A	N/A
CHILLER B	86856798	12/22/15	5012851	2-Aug-16
ECIGTRONICS	85371221	7/14/11	4191835	14-Aug-12
EZSMOKER	77681034	3/2/09	3800589	8-Jun-10
FIFTY-ONE	77514632	7/3/08	3762126	23-Mar-10
FUMARE	85419589	9/10/11	4302950	12-Mar-13
GOLDMINE	85495797	12/15/11	4186101	7-Aug-12
GREENLINE	85495369	12/14/11	4186059	7-Aug-12
GREEN PUFFER	77683491	3/4/09	3800608	8-Jun-10
HONEY STICK	86711441	7/31/15	4877766	29-Dec-15
HOOKAH STIX	85432021	9/26/11	4388693	20-Aug-13
KRAVE	77598996	10/23/08	3753097	23-Feb-10
MINIMAX	85714681	8/28/12	4385494	13-Aug-13
RED LINE	85495799	12/15/11	4186102	7-Aug-12
SMOKE STAR	77846705	10/12/09	3795716	1-Jun-10
THE BEE KEEPER	86856822	12/22/15	5012853	2-Aug-16
THE B-HIGH’V	86856819	12/22/15	5017261	9-Aug-16
THE BUMBLER	86856830	12/22/15	5012854	2-Aug-16
THE TRIO	77956805	3/11/10	3876177	16-Nov-10
VAPE NAKED	86693699	7/15/15	5043802	20-Sep-16
VAPOR X	85200284	12/17/10	4005660	2-Aug-11
VAPORE	85419587	9/10/11	4306905	19-Mar-13
VX	86043664	8/21/13	4542479	3-Jun-14

The following are the website domains acquired:

●	Greenecig.com

●	Greenpuffer.com

●	Mrecig.com

●	Nicstics.com

●	Onedollarecig.com

●	Onedollarecigs.com

●	Smokeexchange.com

●	Smokegenius.com

●	www.vaporin.com

●	www.kraveit.com

●	www.vapehoneystick.com

Additional Trademarks

●	www.Dissim.com

●	www.elfbrand.com

●	www.twitchvpr.com

●	www.vaporcigar.com

●	www.flashlighter.com

●	www.cbdgoldline.com

●	www.goldlinecbd.com

●	www.cartdub.com

●	www.vprbrands.com

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

Termination of DiamondRock Agreements

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

On the Execution Date, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor pursuant to which the Company is obligated to file the Registration Statement to register the resale of the Put Shares. The Equity Purchase Agreement and the Registration Rights Agreement have terminated pursuant to their terms and neither party has any outstanding obligations pursuant to the Equity Purchase Agreement and/or the Registration Rights Agreement.

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

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 was $43,550, which was repaid during the year ended December 31, 2023.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 was $68,760, which was repaid during the year ended December 31, 2023.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 was $87,099, which was repaid during the year ended December 31, 2023.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note December 31, 2023 and 2022 was $50,809 and $100,001, respectively.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2023 and 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2023 and 2022 was $15,000.

Employees

As of December 31, 2023, we had 10 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Our operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, we believe we must effectively, among other things:

●	hire, train, and manage additional employees;

●	expand our marketing and distribution capabilities;

●	increase our product development activities

●	add additional qualified finance and accounting personnel; and

●	implement and improve our administrative, financial and operational systems, procedures and controls.

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

Electronic cigarettes and vapor products are new to the market and may be regarded by users as a novelty item and expendable as such demand for our products may be extra sensitive to economic conditions. When economic conditions are prosperous, discretionary spending typically increases; conversely, when economic conditions are unfavorable, discretionary spending often declines. Any significant decline in economic conditions that affects consumer spending could have a material adverse effect on our business, results of operations and financial condition.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2023, our internal control over financial reporting was not effective. Management also concluded that our disclosure controls and procedures were not effective as of December 31, 2023. Although the number of employees has grown as a result of the hiring of additional accounting and information technology staff, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

On January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA, which policy went into effect in February 2020. In addition, several state and local governments have temporarily or permanently banned the sale of flavored e-cigarettes as of the date of hereof, although some bans have been temporarily halted by judicially imposed injunctions. Other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a new ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban on the sale of flavored e-cigarettes directly limits the markets in which we may sell our products. In the event the prevalence of such bans increases across the United States, our business, results of operations and financial condition will be materially harmed.

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

Because electronic cigarettes and vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to electronic cigarette and vapor product use. On November 8, (2022?) officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC’s principal deputy director, Dr. Anne Schuchat, stated that “vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette or vapor product usage poses long-term health risks, the use of such products, including our products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Our officers and directors own 36,241,521 units, or approximately 40.51% of our outstanding common units. As a result, our officers and directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 88,804,035 common units outstanding as of December 31, 2023, approximately 43,260,350   units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

Our comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats involves a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas. The cybersecurity risk management program includes:

●	Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and broader enterprise IT environment;

●	A team principally responsible for managing (i) cybersecurity risk assessment processes, (ii) security controls, and (iii) response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;

●	Cybersecurity awareness training for users and senior management, including through the use of third-party providers for regular mandatory training;

●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and,

●	A risk management process for third-party service providers, suppliers and vendors, including a rigorous vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. The Board oversees the implementation of the cybersecurity risk management program.

The Board receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from the Company’s information systems manager. The Board also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants. The Company’s information systems manager has many years of experience leading cybersecurity oversight and has extensive experience with information technology, including security, auditing, compliance, systems, and programming.

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.

Item 2. Properties

On May 19, 2022, the Company entered into a 5-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 for the first year and provides for 5% increase in base rent on each anniversary date. There is additional common area maintenance charges which are approximately $2,500 per month. We believe that this facility is adequate for our current and future needs.

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

On April 17, 2024, the closing price of our common units on the OTCQB was $0.185 per unit.

Unitholders of Record

As of April 18, 2024, we had 88,804,035 outstanding common units and there were approximately 36 holders of record of our common units, not including holders who hold their units in street name.

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

For the fiscal years ended December 31, 2023 and 2022, we generated revenues of $9,853,825 and $4,927,616, respectively; reported net income before taxes of $3,812,605 and loss of $203,697, respectively, and positive cash flow from operating activities of $3,481,356 and negative $312,423, respectively. As noted in our financial statements, we had an accumulated deficit of approximately $7,485,894 as of December 31, 2023.

Results of Operations

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenues

Our revenue for the twelve months ended December 31, 2023 and 2022 was $9,853,825 and $4,927,616, respectively. The increase was a result of an increase in customer sales and new royalty revenue stream.

Cost of Sales

Cost of sales for the year ended December 31, 2023 and 2022 was $4,972,497 and $3,289,950, respectively. The increase is the result of an increase in sales during 2023. Gross margins increased to 513% in 2023 from 33 % in 2022 due to increased online sales direct to consumer, which have higher margins than wholesale sales.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $2,210,072, as compared to $1,828,195 for the year ended December 31, 2022. The increase is primarily due to increased sales activity.

Other Income (Expense)

Other income (expense) increased to $1,141,350 for the year ended December 31, 2023 as compared to $13,168 for the year ended December 31, 2022. The increase is mainly attributable to the settlement of certain litigation, which provided net proceeds of $2,400,172.

Net Income (Loss)

Net income for the year ended December 31, 2023 was $2,932,802 compared to a net loss of $203,697 for the year ended December 31, 2022.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2023	2022
Net cash flows provided by (used in) operating activities	$3,481,356	$(312,423)
Net cash flows provided by (used in) financing activities	$(1,706,517)	$332,254
Net cash used in investing activities	$(30,000)	-

The Company generated cash from operating activities of $3,481,356 or the year ended December 31, 2023 as compared using cash of $312,423 for the year ended December 31, 2022. The increase in cash generated by operating activities is mainly a result of increased levels of customer sales inventory, royalties, and accounts receivable, offset by an increase in accounts payables.

During the years ended December 31, 2023 and 2022, the Company received loans from related parties and institutional investors of $0 and $1,055,006, respectively. Also, the Company paid debt of $1,665,043 in 2023, as compared to $590,744 in 2022. During 2023 and 2022, the Company (used) was provided cash from financing activities of $(1,706,517) and $332,254, respectively.

Assets

At December 31, 2023 and 2022, we had total assets of $3,191,246 and $1,632,528, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2023, the Company’s inventory was increased by $88,620 as a result of additional purchases for new products, accounts receivable increased by $176,756 from sales, vendor deposits decreased by $349,937, and right of use asset decreased by $25,416.

Liabilities

At December 31, 2023 and 2022, we had total liabilities of $2,576,936 and $3,951,020 respectively. The decrease was primarily due to a decrease in notes payable, a decrease in customer deposits and a decrease in accounts payable.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2023, we had $1,767, 260 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

We consider our recognition of assumptions used in determining the collectability of accounts receivable, deferred tax assets and liabilities, the fair value and estimated useful lives of intangible assets, and the assumptions used in calculating lease and recall liabilities., to be most critical in understanding the judgments that are involved in the preparation of our financial statements.

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2023.

Use of Estimates

U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions. Actual results could differ from these estimates. Significant estimates impacting the financial statements for the years ending December 31, 2023, and 2022, include the assumptions used in determining the collectability of accounts receivable, deferred tax assets and liabilities, the fair value and estimated useful lives of intangible assets, and the assumptions used in calculating lease and recall liabilities.

Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. During the year ended December 31, 2023, one of the Company’s vendors filed for bankruptcy and another is insolvent. Consequently, the Company does not anticipate being paid and has written off the remaining accounts receivable balance of $183,337 from this vendor as bad debt.

For all other customers, the Company recognizes an allowance for expected credit losses based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of December 31, 2023 and 2022, the Company had an allowance for expected credit loss of $10,925 and $0, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2023, the Company had no provision for obsolescence.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the year ended December 31, 2023 and 2022, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon delivery to the customer.

Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products.

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the year ended December 31, 2023, the Company received cash payments totaling $3,000,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company is recognizing prepaid royalties over the initial term of exclusivity. The license agreement requires monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023.

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products and royalty receivable as of December 31, 2023 represents sublicense royalties earned from December 2023 sales of licensed products.

The following table provides information about contract liabilities for the year ended December 31, 2023:

Contract Liabilities
Balance at December 31, 2022	$-
Cash received from prepayment of royalty revenue	3,000,000
Recognition of royalty revenue	(3,000,000)
Balance at December 31, 2023	$-

The following table provides information about accounts receivable, royalty receivable and contract liabilities from contracts with customers:

	Accounts Receivable	Royalty Receivable
December 31, 2022	$355,280	$-
December 31, 2023	$337,774	$88,286

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2023, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2023.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	52	Chief Executive Officer, President, Chairman of the Board and Director	June 5, 2015
Greg Pan	67	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	38	Chief Operating Officer	January 3, 2017

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

Our General Partner’s limited liability company agreement establishes a board of directors that is responsible for the oversight of our business and operations. Our General Partner’s board of directors is elected in accordance with its limited liability company agreement, which provides that the founders will have the power to appoint and remove the directors of our General Partner. The limited liability company agreement of our General Partner provides that at such time as the founders cease to be founders, such power will revert to the members of our General Partner holding a majority in interest in our General Partner. We refer to the board of directors of our General Partner as the “board of directors of our general partner.” The board of directors of our General Partner has a total of two members: Mr. Kevin Frija and Mr. Greg Pan, respectively.

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

2023 SUMMARY COMPENSATION TABLE

				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Name & Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija,	2023	$150,000		—	—	—	—	—	$150,000
Chief Executive Officer and President	2022	$150,000	—	—	—	—	—	—	$150,000

Dan Hoff	2023	$70,200	30,905	—	—	84,452	—	—	$185,557
Chief Operating Officer	2022	$70,200	—	—	—	82,780	—	—	$152,980

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2023. On December 31, 2023, there were 88,804,035 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to the Company’s knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 3001 Griffin Road, Fort Lauderdale, FL 33312.

Name and address of beneficial owner	Common Units Beneficially Owned		Percentage of Beneficial Ownership(1)
Directors and Named Executive Officers
Kevin Frija	23,009,439		25.91%
Dan Hoff	2,850,722		3.2%
Guocheng Pan	10,381,360	(2)	11.69%

All Current Executive Officers and Directors As a Group (3 persons)	36,241,521	(3)	40.81%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 88,804,035 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.
(2)	Includes 2,000,000 common units underlying a warrant issued by the Company to Greg Pan pursuant to a Purchase Agreement dated December 27, 2013 between the Company and Greg Pan which Greg Pan may exercise at any time within ten years from the date of the Purchase Agreement.
(3)	Includes 2,000,000 common units which the executive officers and directors have the right to acquire pursuant to a vested warrant.

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

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 was $43,550, which was repaid during the year ended December 31, 2023.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 was $68,760, which was repaid during the year ended December 31, 2023.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 was $87,099, which was repaid during the year ended December 31, 2023.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note December 31, 2023 and 2022 was $50,809 and $100,001, respectively.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2023 and 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2023 and 2022 was $15,000.

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

Capital Contributions

Our common unitholders are not obligated to make additional capital contributions, except as described below under “Limited Liability.”

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

Treated as a Corporation for Tax Purposes

We are treated as a corporation for U.S. federal (and applicable state) income tax purposes.

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

Right to Inspect Our Books and Records

Our partnership agreement provides that a limited partner can, for a purpose reasonably related to his interest as a limited partner, upon reasonable written demand and at his own expense, have furnished to him:

●	promptly after becoming available, a copy of our U.S. federal, state and local income tax returns; and;

●	copies of our partnership agreement, the certificate of limited partnership of the partnership, related amendments and powers of attorney under which they have been executed

Our general partner may, and intends to, keep confidential from the limited partners trade secrets or other information the disclosure of which our general partner believes is not in our best interests or which we are required by law or by agreements with third parties to keep confidential.

Item 14. Principal Accounting Fees and Services

Prager Metis CPAs, LLC (“Prager Metis”) previously served as the Company’s independent registered accounting firm. On February 28, 2022, Prager Metis advised the Company’s Board of Directors that it would not stand for reappointment as the Company’s independent registered public accounting firm. On March 2, 2022, the Company’s Board of Directors appointed Kreit & Chiu CPA LLP (“Kreit & Chiu”) as the Company’s new independent registered accounting firm. The following table summarizes the aggregate fees for professional services provided by Paris, Kreit & Chiu and Prager Metis for the years ended December 31, 2023 and 2022.

	Kreit & Chiu		Prager Metis
	2023	2022	2022
Audit Fees	157,473	83,898	$15,788
Audit-Related Fees			-
Tax Fees			-
All Other Fees			-
Total	157,473	83,898	$15,788

Audit Fees – This category consists of fees for (a) the audits of our financial statements in our Annual Report on Form 10-K and services attendant to, or required by, statute or regulation; (b) reviews of the interim and combined financial statements included in our quarterly reports on Form 10-Q; (c) comfort letters, consents and other services related to SEC and other regulatory filings.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6651)	F-1
VPR Brands, LP Balance Sheets as of December 31, 2023 and 2022	F-2
VPR Brands, LP Statements of Operations for the years ended December 31, 2023 and 2022	F-3
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2023 and 2022	F-4
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-5
Notes to Financial Statements	F-6

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

4.1*	Material Provisions of the VPR Brands, LP Partnership Agreement.

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

Exhibit Number	Description of Exhibit
10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Exhibit
10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.26	Promissory Note dated June 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2020).

10.27	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

10.29	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

10.31	Promissory Note dated November 2, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2020).

10.32	Promissory Note dated December 1, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2020).

10.34	Promissory Note dated January 14, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021).

Exhibit Number	Description of Exhibit
10.35	Promissory Note dated February 25, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2021).

10.36	Promissory Note dated July 12, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

10.37	Promissory Note dated September 17, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2021).

10.38	Promissory Note dated October 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2021).

10.39	Settlement Agreement, effective December 1, 2021, by and between the registrant and NEPA 2 Wholesale, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2021).

10.40	Promissory Note dated December 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.41	Settlement Agreement dated December 30, 2021 by and between the registrant and PHD Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2022).

10.42	Promissory Note dated January 18, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.43	Promissory Note dated January 19, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.44	Promissory Note dated January 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2022).

10.45	Settlement Agreement, dated as of March 18, 2022, by and between the registrant on the one hand, and XL Vape, LLC, VGOD LLC, and Saltnic LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

10.46	Promissory Note dated March 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.47	Promissory Note dated April 7, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.48	Promissory Note dated May 18, 2022 issued by VPR Brands, LP to Daiagi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2022).

Exhibit Number	Description of Exhibit
10.49	Settlement Agreement, dated as of August 4, 2022, by and between the registrant on the one hand, and Myle Vape, Inc and MVH I, INC., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2022).

10.50	Promissory Note dated September 20, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2022).

10.51	Settlement Agreement dated as of September 30, 2022, by and between VPR Brands, LP and MONQ, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2022).

10.52	Purchase Agreement dated as of October 28, 2022, by and between VPR Brands, LP and BRMS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2022).

10.53	Exclusive Distribution Agreement between the Registrant and Turning Point Brands Canada, dated December 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP. (the “Company”) as of December 31, 2023, and 2022, and the related statements of operations, changes in partners’ surplus (deficit), and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

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

Income tax - Refer to Note 9 to the financial statements.

CAM Description:

As of December 31, 2023, and 2022, the Company’s Net Operating Loss (NOL) carryforwards amounted to $0 and $341,300, respectively which are available to mitigate future taxable income.

The assessment of uncertain tax positions related to the utilization of net operating losses brought forward was identified as a critical audit matter due to its potential impact on the company’s income tax liabilities. Management’s evaluation of the probability of sustaining tax positions regarding the utilization of NOLs involved significant judgement and interpretation of tax laws and regulations.

How the critical audit matter was addressed in the audit.

Our audit procedures included evaluating the sufficiency of evidence supporting management’s position, assessing the reasonableness of assumptions used in determining the probability of sustaining tax positions, and considering the potential financial statement impact if the positions were not sustained.

We have served as the Company’s auditor since 2021.

/s/ Kreit & Chiu CPA LLP

Los Angeles, California

April 18, 2024

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

Current Assets:
Cash	$1,767,260	$22,421
Accounts receivable, net	337,774	355,280
Royalty receivable	88,286	-
Inventory	563,503	474,883
Vendor deposits	270,593	620,530
Deposits	15,558	15,559
Total current assets	3,042,974	1,488,673

Right to Use Asset	118,439	143,855
Intangible Assets	29,833	-

Total assets	$3,191,246	$1,632,528

LIABILITIES AND PARTNERS’ SURPLUS/(DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$207,560	$251,311
Accounts payable - related party	47,047	237,049
Customer deposits	66,035	574,327
Lease liabilities, current portion	27,903	22,354
Notes payable, current portion	21,797	435,060
Note payable-related parties	165,810	1,114,418
Refund Liability	186,485
Convertible notes payable	481,190	792,630
Income Tax Payable	879,803
Total current liabilities and total liabilities	2,083,630	3,427,149

Notes Payable, less current portion	397,237	399,900
Lease liabilities, net of current portion	96,069	123,971
Total liabilities	2,576,936	3,951,020

Partners’ Surplus/(Deficit):
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(7,485,894)	(10,418,696)
Total partners’ Surplus/(Deficit)	614,310	(2,318,492)
Total liabilities and partners’ Surplus	$3,191,246	$1,632,528

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022

Revenues
Product Revenue	$6,086,988	$4,927,616
Royalty Revenue	3,766,837	-
Total Revenue	9,853,825	4,927,616

Cost of Sales	4,972,497	3,289,950
Gross profit	4,881,328	1,637,666

Operating Expenses:
Selling, general and administrative	2,210,073	1,828,195
Total operating expenses	2,210,073	1,828,195

Net Operating Income (Loss)	2,671,255	(190,529)

Other Income (Expense):
Gain on Extinguishment /Forgiveness of Debt	10,931	200,057
Settlement Income, net	1,461,551	267,005
Settlement on loans	1,287	-
American Express Points Income	6,162	62,681
Interest expense	(281,255)	(361,074)
Interest expense- related parties	(57,327)	(181,837)
Total other income (expense), net	1,141,349	(13,168)

Income Before Income Taxes	3,812,605	(203,697)

Income Tax Expense	(879,803)	-

Net Income (Loss)	$2,932,802	$(203,697)

Net Income (Loss) Per Common Unit – Basic	$0.03	$(0.00)

Net Income (Loss) Per Common Unit – Diluted	$0.03	$(0.00)

Weighted-Average Common Units Outstanding - Basic	88,804,035	88,804,035

Weighted-Average Common Units Outstanding - Diluted	93,615,935	88,804,035

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CHANGES IN PARTNERS’ SURPLUS/(DEFICIT)

	Common Units		Common Units to be Issued		Accumulated	Total Partners’ Surplus/
	Number	Amount	Number	Amount	Deficit	(Deficit)

Balance at December 31, 2021	88,804,035	$8,065,481	578,723	$34,723	$(10,214,999)	$(2,318,492)
Net (Loss)	-	-	-	-	(203,697)	(203,697)
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	2,932,802	2,932,802
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Adjustments to reconcile net income (loss) to cash used in operating activities:
Net Income (Loss)	$2,932,802	$(203,697)
Forgiveness of debt	(10,931)	(200,057)
Amortization of right of use asset	25,416	69,060
Interest on lease liability	19,122	63,352
Amortization of Intangible Assets	167	-
Gain on modification of lease	-	(54,587)
Bad Debt expense	194,262
Changes in operating assets and liabilities:
Inventory	(88,620)	146,108
Vendor deposits	349,938	(550,201)
Accounts receivable	(176,756)	(25,259)
Royalty receivable	(88,286)	-
Customer deposits	(508,292)	574,327
Accounts payable and accrued expenses	(43,751)	1,221
Refund liability	186,485	-
Income Tax Payable	879,803	-
Accrued interest related party	(190,002)	(125,918)
Net cash provided by (used in) operating activities	3,481,356	(312,423)

Cash Flows from Investing Activities
Purchase of Intangible Assets	(30,000)	-
Net cash used in Investing Activities	(30,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable	-	500,000
Payments of notes payable	(404,994)	(272,293)
Payments of convertible notes payable	(311,440)	(207,370)
Proceeds from notes payable, related parties	-	555,006
Payment on lease liability	(41,475)	(132,008)
Payments of notes payable, related parties	(948,608)	(111,081)
Net cash (used in)/provided by financing activities	(1,706,517)	332,254

Change in Cash	1,744,839	19,831
Cash - Beginning of the Year	22,421	2,590
Cash - End of the Year	$1,767, 260	$22,421

Supplemental Cash Flow Information:
Interest paid in cash	$507,646	$355,702

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Financial Condition

As reflected in the financial statements, the Company generated positive cash flows from operations of $3,481,356, had positive working capital of $959,344 and had cash of $1,767,260 as of December 31, 2023. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Use of Estimates

U.S. Generally Accepted Accounting Principles (“GAAP”) requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions. Actual results could differ from these estimates. Significant estimates impacting the financial statements for the years ending December 31, 2023, and 2022, include the assumptions used in determining the collectability of accounts receivable, deferred tax assets and liabilities, the fair value and estimated useful lives of intangible assets, and the assumptions used in calculating lease and recall liabilities.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2023 and 2022. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2023 and 2022, the Company had approximately $947,184  and $0, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable

The Company evaluates the collectability of accounts receivable based on a combination of factors. In cases where the Company becomes aware of circumstances that may impair a specific customer’s ability to meet its financial obligations subsequent to the original sale, the Company will recognize an allowance against amounts due, and thereby reduce the net recognized receivable to the amount the Company reasonably believes will be collected. During the year ended December 31, 2023, one of the Company’s vendors filed for bankruptcy and another is insolvent. Consequently, the Company does not anticipate being paid and has written off the remaining accounts receivable balance of $183,337 from this vendor as bad debt.

For all other customers, the Company recognizes an allowance for expected credit losses based on the length of time the receivables are past due and consideration of other factors such as industry conditions, the current business environment and the Company’s historical payment experience. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of December 31, 2023 and 2022, the Company had an allowance for expected credit loss of $10,925 and $0, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2023 and 2022, the Company had recorded a provision for obsolescence of $0.

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

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the year ended December 31, 2023 and 2022, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products.

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the year ended December 31, 2023, the Company received cash payments totaling $3,000,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company is recognizing prepaid royalties over the initial term of exclusivity. The license agreement requires monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023.

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products and royalty receivable as of December 31, 2023 represents sublicense royalties earned from December 2023 sales of licensed products.

The following table provides information about contract liabilities for the year ended December 31, 2023:

Contract Liabilities
Balance at December 31, 2022	$-
Cash received from prepayment of royalty revenue	3,000,000
Recognition of royalty revenue	(3,000,000)
Balance at December 31, 2023	$-

The following table provides information about accounts receivable, royalty receivable and contract liabilities from contracts with customers:

	Accounts Receivable	Royalty Receivable
December 31, 2022	$355,280	$-
December 31, 2023	$337,774	$88,286

Voluntary Recall

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts that are not expected to be entitled. Consequently, the Company recorded this as a refund liability. The total impact of the recall, amounting to $198,068, has been recognized against revenues and receivables for potential credits associated with the recalled products.

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data.

Customer Concentration

During the year ended December 31, 2023, four customer accounted for approximately 47% of the Company’s net revenues. Receivables from these customers as of December 31, 2023 totaled $270,043.

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

Basic and Diluted Net Income (Loss) Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per unit (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net loss available to common unitholders by the weighted average number of common units outstanding during the period. Diluted EPS gives effect to all dilutive potential common units outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common units if their effect is anti-dilutive. In the year ended December 31, 2022, 8,607,440 units underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2022 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the year ended December 31, 2022:

	Weighted Average Units	Net Income
Basic & Diluted	88,804,305	$(203,697)
Net Income Per Common Unit - Basic & Diluted		$(0.00)

In the year ended December 31, 2023, 4,811,900 units underlying convertible notes were dilutive for the year ended December 31, 2023 and were included in the calculation of diluted income per unit for the year ended December 31, 2023. The following summarizes the calculation of diluted income per units for the year ended December 31, 2023:

	Weighted Average Units	Net Income
Basic	88,804,035	$2,932,802
Convertible Debt	4,811,900	127,643
Diluted	93,615,935	$3,060,445
Net Income Per Common Unit - Diluted		$0.03
Net Income Per Common Unit - Basic		$0.03

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of December 31, 2023 and 2022 that would require either recognition or disclosure in the accompanying financial statements.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In November 2019, the effective date of this ASU was deferred until fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company adopted the requirements of the new rule as of January 1, 2023, the effective date of the new guidance.

NOTE 3: INTELLECTUAL PROPERTY

On November 16, 2023, the Company entered into a Bill of Sale and Assignment and Assumption Agreement with CartDub LLC, a Florida Corporation (“Seller”), to purchase certain intangible assets for a total purchase price of $30,000.

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	Purchase Price	Useful Life
Intellectual Property	$15,000	15 years
Trademarks	10,000	15 years
Trade name	5,000	15 Years
Total	$30,000

Amortization expense related to these intangible assets is recognized in the general and administrative expenses income statement line item and is included in the Company’s financial statements for the fiscal year ending December 31, 2023. As of December 31, 2023 there was $167 of amortization of intangible asset expense. There was no amortizations of intangible assets in 2022

The following table presents the future amortization expense related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2024	$2,000
2025	2,000
2026	2,000
2027	2,000
2028	2,000
Thereafter	19,833
$29,833

NOTE 4: NOTES PAYABLE

On September 6, 2018, the Company issued the Amended and Restated Secured Promissory Note in the principal amount of $582,260 (the “A&R Note”). The principal amount of the A&R Note represents (i) $500,000 which Healthier Choices Management Corp. (HCMC) loaned to the Company on September 6, 2018, and (ii) $82,260, which represents the aggregate amount owed by the Company under the Original Notes as of September 6, 2018. The A&R Note, which has a maturity date of September 6, 2021, had the effect of amending and restating the Note and bears interest at the rate of 7% per annum. Pursuant to the terms of the A&R Note, the Company agreed to pay HCMC 155 weekly payments of $4,141, commencing on September 14, 2018 and ending on September 14, 2021, and a balloon payment for all remaining accrued interest and principal in the 156th week. The Company at its option has the right, by giving 15 business days’ advance notice to HCMC, to prepay a portion or all amounts outstanding under the A&R Note without penalty or premium. The balance of the note as of December 31, 2022 was $189,225, which was repaid during the year ended December 31, 2023.

On September 17, 2019, the Company issued a promissory note in the principal amount of $100,000 (the “Kabbage Note”) to Kabbage, Inc. The principal amount due under the Kabbage Note bears interest at an annual rate of 37%, and requires monthly payments of principal and interest of $10,083 through maturity in September 2020. The Kabbage Note is unsecured. The balance of the note as of December 31, 2021 was $20,324, which was repaid during the year ended December 31, 2022.

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2023 and 2022 was $21,797.

In August 2021, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note”), pursuant to which the Company received proceeds of $250,000 for the sale of future receivables totaling $308,750, to be remitted to BRMS, LLC in 52 weekly amounts totaling $5,913. The balance of the note as of December 31, 2021 was $167,308, which was repaid during the year ended December 31, 2022.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140. The balance of the note as of December 31, 2022 was $224,038, which was repaid during the year ended December 31, 2023.

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

In March 2021, the Company received a loan (the “March 2021 PPP Loan”) in the amount of $190,057 under the PPP. The March 2021 PPP Loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years 2 by mutual agreement of the Company and SBA. The March 2021 PPP Loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties. During the year ended December 31, 2022, the Company received notification that the PPP Loan principal of $190,057 had been forgiven and was reflected as forgiveness of debt on the accompanying statements of operations.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $147,237 and $149,900 as of December 31, 2023 and 2022, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. As of December 31, 2023 and 2022, the balance of the Daiagi Note was $250,000.

The following is a summary of notes payable activity for the years ended December 31, 2023 and 2022:

Balance at January 1, 2022	$807,310
New issuances	500,000
Repayments of principal	(272,293)
PPP and EIDL loan forgiveness	(200,057)
Balance at December 31, 2022	$834,960
Forgiveness of portion of loan for early repayment	(10,931)
Repayments of principal	(404,995)
Balance at December 31, 2023	$419,034

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

On February 25, 2021, the Company received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Kevin Frija (“April 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. An additional amount of $5,000 was received in January 2021. The principal amount due under the April 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in April 2022. The April 2021 Frija Note is unsecured. The balance of the April 2021 Frija Note as of December 31, 2022 was $43,550, which was repaid during the year ended December 31, 2023.

From May and June 2021, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Kevin Frija (“June 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the June 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in June 2022. The June 2021 Frija Note is unsecured. The balance of the June 2021 Frija Note as of December 31, 2022 was $68,760, which was repaid during the year ended December 31, 2023.

From June through September 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Kevin Frija (“September 2021 Frija Note”), the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the September 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due in September 2022. The June 2021 Frija Note is unsecured. The balance of the September 2021 Frija Note as of December 31, 2022 was $87,099, which was repaid during the year ended December 31, 2023.

In September and November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 Frija Note is unsecured. The balance of the November 2021 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In November 2021, the Company received a $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the November 2021 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on November 2, 2021. The November 2021 2nd Frija Note is unsecured. The balance of the November 2021 2nd Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

On December 8, 2021, the Company issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Kevin Frija, who is the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the December 2021 Note bears interest at the rate of 24% per annum, and the December 2021 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on December 8, 2022. The December 2021 Note is unsecured. The balance of the December 2021 Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In December 2021, the Company received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of $500 per business day until the principal amount due and accrued interest is repaid. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022 Frija Note is unsecured. The balance of the January 2022 Frija Note as of December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022B Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due on January 2023. The January 2022B Frija Note is unsecured. The balance of the January 2022B Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the January 2022C Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due in January 2023. The January 2022C Frija Note is unsecured. The balance of the January 2022C Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the March 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due in March 2023. The March 2022 Frija Note is unsecured. The balance of the March 2022 Frija Note December 31, 2022 was $100,001, which was repaid during the year ended December 31, 2023.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the April 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due on April 7, 2023. The April 2022 Frija Note is unsecured. The balance of the April 2022 Frija Note December 31, 2023 and 2022 was $50,809 and $100,001, respectively.

In April 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “June 2022 Frija Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant unitholder of the Company. The principal amount due under the May 2022 Frija Note bears interest at the rate of 24% per annum, and permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due in May 2023. The May 2022 Frija Note is unsecured. The balance of the May 2022 Frija Note as of December 31, 2023 and 2022 was $100,001.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Kevin Frija, the Company’s Chief Executive Officer, President, principal financial officer, principal accounting officer and Chairman of the Board, and a significant stockholder of the Company. The principal amount due under the September 2022 Note bears interest at the rate of 24% per annum, and the September 2022 Note permits Mr. Frija to deduct one ACH payment from the Company’s bank account in the amount of 500   per business day until the principal amount due and accrued interest is repaid. In October of 2023, the Company increased the daily payments to $1,500 per day. Any unpaid principal amount and any accrued interest is due on September 20, 2023. The September 2022 Note is unsecured. The balance of the September 2022 Note as of December 31, 2023 and 2022 was $15,000.

The following is a summary of notes payable – related parties’ activity for the years ended December 31, 2023 and 2022:

Balance at January 1, 2022	$670,493
New borrowings	555,005
Repayments of principal	(111,080)
Balance at December 31, 2022	1,114,418
Repayments of principal	(948,608)
Balance at December 31, 2023	$165,810

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. The balance of the note as of December 31, 2023 and 2022 was $95,965 and $158,527, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagi’s have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note The balance of the note as of December 31, 2023 and 2022 was $95,965 and $157,473, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). The balance of the note as of December 31, 2023 and 2022 was $95,965 and $158,527, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). The balance of the note as of December 31, 2023 and 2022 was $97,330 and $159,576, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). The balance of the note as of December 31, 2023 and 2022 was $95,965 and $158,527, respectively.

NOTE 7: PARTNERS’ DEFICIT

The company is authorized to issue 100,000,00 common units with no par value. As of December 31, 2023 and 2022 the company had 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

NOTE 8: COMMITMENTS AND CONTINGENCIES

Lease Agreement

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

As of December 31, 2023 and 2022, right-of-use assets (“ROU”) are summarized as follows:

	2023	2022
Warehouse and office lease right-of-use assets	$157,363	$157,364
Less: accumulated amortization	(38,924)	(13,509)
Right-of-use-assets, net	$118,439	$143,855

As of December 31, 2023 and 2022, operating lease liabilities related to the ROU assets are summarized as follows:

	2023	2022
Lease liabilities related to warehouse and office lease right-of-use assets	$123,972	$146,326
Less: current portion of lease liabilities	(27,903)	(22,354)
Non-Current lease liabilities, net of current portion	$96,069	$123,972

As of December 31, 2023, the remaining lease term remaining is 3.38 years and the imputed interest rate is 14%. The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2023:

Years Ending December 31,
2024	$43,549
2025	45,727
2026	48,013
2027	20,410
Less: discount to fair value	(33,727)
Total	$123,972

The Company amortized $25,415 and $124,613 of the right to use asset during the years ended December 31, 2023, and 2022, respectively.

Rent expense for the years ended December 31, 2023 and 2022 was $71,338 and $159,982, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over the next 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $2,400,172, net of settlement legal fees totaling $932.639, during the year ended December 31, 2023, and are included in net settlement income in the accompanying statements of operations.

NOTE 9: INCOME TAXES

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

In the year ended December 31, 2023 the Company recorded a net income before income taxes of $3,812,605, representing a shift from previous years of losses. As of December 31, 2023 and 2022, the Company’s net operating loss (NOL) carryforwards amounted to $0 and $341,300, respectively which are available to mitigate future taxable income.

Deferred tax assets and liabilities have been accounted for to mirror the net tax effects of temporary differences between the book and tax bases of assets and liabilities. The recognition and measurement of these deferred tax accounts follow the guidelines established by ASC 740, which requires the assessment of future taxable income, the reversal of existing taxable temporary differences, and the implementation of tax planning strategies.

For the year ended December 31, 2022 a valuation allowance was established against deferred tax assets to the extent it is more likely than not that some portion or all of the deferred tax assets may not be realized. The decision to record a valuation allowance is based on the consideration of all available evidence, both positive and negative, including recent earnings history. No allowance was recorded for the year ended December 31, 2023.

The total income tax provision for the years ending December 31, 2023 and 2022 has been calculated based on the taxable income, application of current tax laws, and utilization of NOL carryforwards. This calculation reflects both current year tax expense (or benefit) and the change in net deferred tax assets or liabilities.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the years ended December 31, 2023 and 2022 were as follows:

	Years Ended December 31,
	2023	2022
Income tax expense at U.S. statutory rate	$(800,647)	$71,673
State Income taxes, net of federal benefit)	(165,658)	14,829
Change in Valuation allowance	86,502	(86,502)
Total Income Tax Expense	$(879,803)	$-

The Company’s approximate net deferred tax asset as of December 31, 2023 and 2022 was as follows:

	Years Ended December 31,
	2023	2022
Net operating loss Carryforward – Federal and State	-	341,300
Net deferred tax assets before valuation allowance	-	86,502
Valuation allowance	-	(86,502)
Deferred tax assets end of year	$-	$-

The NOL carryforwards are subject to limitations under tax law, which may cap the annual amount that can be utilized to offset future taxable income. The Company closely monitors these limitations to ensure optimal use of NOL carryforwards within the confines of the law.

The Company’s tax filings are in compliance with relevant tax laws and regulations. The income tax returns open to examination by tax authorities, and the Company is prepared to defend its tax positions if necessary.

NOTE 10: SUBSEQUENT EVENTS

Effective January 1, 2024, the Company entered into an Exclusive Distribution Agreement with Turning Point Brands Canada. which grants Turning Point Brands Canada (“TPBC”) exclusive rights to sell and distribute HONEYSTICK brand vape and smoking products in Canada for a term of 36 months, with provisions for automatic renewal based on the achievement of specific sales targets.

Pursuant to the Agreement, the Company has granted TPBC (1) The exclusive right to sell and distribute the HONEYSTICK brand products within Canada, subject to achieving certain minimum sales requirements on a cumulative rolling 12-month basis. Failure to meet these sales requirements allows the Company to notify TPBC of its intention to withdraw the exclusivity, provided a six-month cure period is given for TPBC to meet the sales benchmarks. (2) A royalty-free, fully paid license to use the Company’s trademarks and logos within Canada for marketing and sales purposes, including the right to sublicense to affiliates and customers. (3) The commitment that TPBC will purchase the Products exclusively from the Company, maintaining the integrity of the distribution channel.

In exchange, TPBC agrees to adhere to specific obligations including, but not limited to, promoting the distribution and sale of the Products within the territory, maintaining sufficient inventory, and adhering to the Company’s pricing and payment terms. The Agreement specifies payment terms of 50% upon order placement and 50% upon delivery, with a 3% marketing fund credited quarterly based on purchases. The Agreement provides for automatic renewal for an additional two years upon cumulative achievement of sales requirements during the initial term. However, it also outlines conditions under which either party may terminate the Agreement, including failure to remedy a material breach or insolvency events.

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts that are not expected to be entitled. Consequently, the Company recorded this as a refund liability. The total impact of the recall, amounting to $198,068, has been recognized against revenues and receivables for potential credits associated with the recalled products.

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

April 18, 2024	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director	April 18, 2024
Kevin Frija	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Greg Pan	Director	April 18, 2024
Greg Pan