Form 10-Q
period 2024-03-31
VPR Brands, LP.
filed 2024-05-16
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 16, 2024:
Common Units, No par value	88,804,035 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,522,455	$1,767,260
Accounts receivable, net	485,275	337,774
Royalty receivable	42,868	88,286
Inventory, net	669,775	563,503
Vendor deposits	226,134	270,593
Employee advance	300	-
Deposits	15,558	15,558
Total current assets	2,962,365	3,042,974

Right to Use Asset	111,571	118,439
Intangible Assets	29,333	29,833

Total assets	$3,103,269	$3,191,246

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$206,148	$207,560
Accounts payable - related party	8,630	47,047
Customer deposits	12,207	66,035
Lease liabilities, current portion	29,426	27,903
Notes payable, current portion	21,797	21,797
Note payable-related parties	-	165,810
Refund liability	184,151	186,485
Convertible notes payable	389,330	481,190
Income tax payable	948,741	879,803
Total current liabilities	1,800,430	2,083,630

Notes payable, less current portion	397,237	397,237
Lease liabilities, net of current portion	88,233	96,069
Total liabilities	2,285,900	2,576,936

Partners’ Surplus
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(7,282,835)	(7,485,894)
Total partners’ surplus	817,369	614,310
Total liabilities and partners’ surplus	$3,103,269	$3,191,246

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2024	2023

Revenues
Product sales	$1,183,701	$3,039,354
Royalty revenue	335,058	41,667
Total revenues	1,518,759	3,081,021

Cost of Sales	1,041,903	2,557,348
Gross profit	476,856	523,673

Operating Expenses:
Selling, general and administrative	646,866	404,665
Total operating expenses	646,866	404,665

Net Operating (Loss) Income	(170,010)	119,008

Other Income (Expense):
Settlement income, net	486,639	-
Interest income	876	-
Interest expense	(43,004)	(76,085)
Interest expense- related parties	(2,504)	(17,609)
Total other income (expense), net	442,007	(93,694)

Net Income before Provision for Income Tax	$271,997	$25,314

Provision for Income Taxes	(68,938)	-

Net Income	203,059	25,314

Net Income Per Common Unit - Basic	$0.00	$0.00

Net Income Per Common Unit - Diluted	$0.00	$0.00

Weighted-Average Common Units Outstanding - Basic	88,804,035	88,804,035

Weighted-Average Common Units Outstanding - Diluted	88,804,035	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS/(DEFICIT)

(Unaudited)

						Total
						Partners’
						Capital
	Common Units		Common Units to be Issued		Accumulated	Surplus/
	Number	Amount	Number	Amount	Deficit	(Deficit)
Three Months Ended March 31, 2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	25,314	25,314
Balance at March 31, 2023	88,804,035	8,065,481	578,723	34,723	(10,393,382)	(2,293,178)

Three Months Ended March 31, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	$34,723	(7,282,835)	817,369

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$203,059	$25,314
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use asset	6,868	6,072
Amortization of intangible	500	-
Provision for inventory obsolescence	32,876	-
Interest on lease liability	4,266	5,064
Bad Debt Expense	11,903	-
Changes in operating assets and liabilities:
Royalty receivable	45,418	-
Inventory	(139,148)	(145,649)
Vendor deposits	44,459	483,220
Accounts receivable	(159,404)	(24,670)
Customer deposits	(53,828)	(535,982)
Prepaid	-	(5,502)
Contract liability	-	458,333
Employee advances	(300)	-
Refund liability	(2,334)	-
Accounts payable related party	(38,417)	-
Accounts payable and accrued expenses	(1,412)	15,328
Income tax payable	68,938	-
Net cash provided by operating activities	23,444	281,528

Cash Flows from Financing Activities:
Payments of notes payable	-	(78,589)
Payments of convertible notes payable	(91,860)	(69,529)
Payments of notes payable, related parties	(165,810)	(42,338)
Payments on lease liability	(10,579)	(10,075)
Net cash used in financing activities	(268,249)	(200,531)

Change in Cash	(244,805)	80,997
Cash - Beginning of the Year	1,767,260	22,421
Cash - End of the Year	$1,522,455	$103,418

Supplemental Cash Flow Information:
Interest paid in cash	$80,325	$101,145

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended MARCH 31, 2024 AND 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated positive cash flows from operations of $23,444 for the three months ended March 31, 2024 and had positive working capital of $1,161,935 and had cash of $1,522,455 as of March 31, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2024 and December 31, 2023, the Company had approximately $707,145 and   $947,184 , respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable and Royalty Receivable

The Company recognizes an allowance for expected credit losses in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of March 31, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $15,937 and $10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2024 and December 31, 2023, the provision for potential   inventory obsolescence was $32,876 and $0, respectively.

Leases

The Company applied the FASB’s Accounting Standards Codification (“ASC”) Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

Revenue Recognition

The Company recognizes revenue when the risk gets transferred to the customer which occurs at a point in time, typically upon shipment of promised goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the risk got transferred to the customer which occurred at a point in time, typically upon shipment of promised goods to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Royalty revenues consist of license and sublicense agreements to use the Company’s intellectual property in exchange for a sales-based royalty. Royalty revenue is recognized over time as the performance obligations are satisfied by licensees and sublicensees through sales of licensed products.

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the year ended December 31, 2023, the Company received cash payments totaling $3,000,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company recognized the prepaid royalties over the initial term of exclusivity. The license agreement required a monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023. The minimum royalty payments were not met, so the agreement continued on a non-exclusive basis, with monthly royalties to the Company totaling 5% of gross sales of licensed products by the licensee and still and provides the licensee with non-exclusive use of certain trademark and patent assets.

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products.

Voluntary Recall

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts that are not expected to be entitled. Consequently, the Company recorded this as a refund liability. For the year ended December 31, 2023, the total impact of the recall, amounting to $198,068, has been recognized against revenues and receivables for potential credits associated with the recalled products.

During the three months ended March 31, 2024, $363 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $1,971 of the credits were utilized during the three months ended March 31, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of March 31, 2024, and December 31, 2023, the refund liability was $184,151 and $186,485, respectively.

The following table   provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of March 31, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
March 31, 2024	$485,275	$42,868	$184,151

Unit-Based Compensation

Unit-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company may issue units as compensation in future periods for employee services.

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

Convertible Instruments

The Company accounts for convertible instruments in accordance with ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This update significantly simplifies the accounting for convertible instruments by eliminating the requirement to bifurcate embedded conversion options from their host instruments, unless the conversion feature independently meets the definition of a derivative under ASC 815, Derivatives and Hedging Activities. Under ASC 815, a conversion feature is treated as a derivative only if its economic characteristics and risks are not clearly and closely related to those of the host contract, and other specific conditions are met.

When it is determined that the embedded conversion options do not require bifurcation, the entire convertible instrument is accounted for as a single liability at amortized cost. Discounts or premiums on convertible instruments are recognized based on the difference between the proceeds received and the principal amount, and are amortized over the life of the instrument using the effective interest method.

In the rare instances where a conversion option is bifurcated and accounted for as a derivative, the Company would apply the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the units issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Fair Value

The carrying values of the Company’s notes payables, convertible notes, and accounts payable and accrued expenses approximate their fair values because of the short-term nature of these instruments.

Basic and Diluted Net Income Per Unit

The Company computes net income per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 7,412,194 units underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the three months ended March 31, 2023:

	Weighted
	Average	Net
For the Three Months Ended March 31, 2023:	Units	Income
Basic and Diluted	88,804,035	$25,314

Net Income Per Common Unit – Basic and Diluted		$0.00

In the three months ended March 31, 2024, 3,893,300 units underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the three months ended March 31, 2024:

	Weighted
For the Three Months Ended March 31, 2024:	Average Units	Net Income
Basic	88,804,035	$203,059

Net Income Per Common Unit – Basic and Diluted		$0.00

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three months ended March 31, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three months ended March 31, 2024 were as follows:

March 31, 2024
Income tax expense at U.S. statutory rate	$57,119
State income taxes, net of federal benefit	11,818
Valuation allowance	-
Provision for income tax	$68,938

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three months ended March 31, 2024, and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Provision for Income Taxes	$68,938	$-
Statutory Federal Income Tax Rate	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%
Valuation Allowance	-	(25.35)%
Effective Tax Rate	25.35%	-

The Company’s effective tax rate for the first quarter of 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the first quarter of 2024 was higher compared to the same quarter in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance became effective for the Company as of January 1, 2024. The adoption of this standard did not have a material impact on our financial statements, as our existing convertible instruments issued prior to January 1, 2024, did not have bifurcated conversion features and were past due by the effective date. Future issuances of convertible instruments will comply with the new standard, which may simplify both measurement and disclosure of these instruments.

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

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	Purchase Price	Useful Life
Intellectual Property	$15,000	15 years
Trademarks	10,000	15 years
Trade name	5,000	15 Years
Total Intangible Assets	$30,000

Amortization expense related to these intangible assets is recognized in the general and administrative expenses income statement line item and is included in the Company’s financial statements for the three months ended March 31, 2024.

For the three months ended March 31, 2024 there was $500 of amortization of intangible asset expense. There was no amortization of intangible assets expense for the three months ended March 31, 2023.

The following table presents the future amortization expense related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2024 (remaining)	$1,500
2025	2,000
2026	2,000
2027	2,000
2028	2,000
Thereafter	19,833
$29,333

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

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2024 and December 31, 2023 was $21,797.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140 bearing interest at 18.56% per annum. The balance of the note as of December 31, 2022 was $224,038, which was repaid during the year ended December 31, 2023.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 and $147,237 as of March 31, 2024 and December 31, 2023, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of March 31, 2024 and December 31, 2023 was $250,000.

The following is a summary of notes payable activity for the three months ended March 31, 2024:

Balance at December 31, 2023	$419,034
Repayments of notes payable	-
Balance at March 31, 2024	$419,034
Current portion	(21,797)
Notes payable, less current portion	$397,237

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

During the three months March 31, 2024 and year ended December 31, 2023, the company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and a significant unitholder. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October of 2023, from the company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

As of December 31, 2023 the outstanding balance of the remaining notes was $165,810 and As of March 31, 2024 there is no outstanding balance related to these notes.

During the year ended December 31, 2023 the Company repaid the notes amounting to $948,608 and during three month ended March 31, 2024 company has repaid the remaining notes amounting to $ 165,810.

The following is a summary of notes payable – related parties activity for the three months ended March 31, 2024:

Balance at December 31, 2023	$165,810
Repayments of principal	(165,810)
Balance at March 31, 2024	$-

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of March 31, 2024 and December 31, 2023 was $77,574 and $95,965, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of March 31, 2024 and December 31, 2023 was $77,574 and $95,965, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of March 31, 2024 and December 31, 2023 was $77,574 and $95,965, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of March 31, 2024 and December 31, 2023 was $79,032 and $97,330, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of March 31, 2024 and December 31, 2023 was $77,574 and $95,965, respectively.

NOTE 7: PARTNERS’ CAPITAL SURPLUS/(DEFICIT)

The Company is authorized to issue 100,000,000 common units with no par value. As of March 31, 2024, and December 31, 2023, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

Lease Agreements

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

As of March 31, 2024 and December 31, 2023, right-of-use assets (“ROU”) are summarized as follows:

	March 31,	December 31,
	2024	2023
Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(45,792)	(38,924)
Right-of-use assets, net	$111,571	$118,439

As of March 31, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31,	December 31,
	2024	2023
Lease liabilities related to warehouse and office lease right-of-use assets	$117,659	$123,972
Less: current portion of lease liabilities	(29,426)	(27,903)
Lease liabilities, net of current portion	$88,233	$96,069

As of March 31, 2024, the weighted average lease term remaining is 3.17 years and the imputed interest rate is 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2024:

Twelve Months Ended March 31,	Amount
2025	$44,078
2026	46,282
2027	48,596
Remaining	8,164
Total minimum non-cancelable operating lease payments	147,120
Less: discount to fair value	(29,462)
Total lease liability as of March 31, 2024	$117,659

The Company amortized $6,868 and $6,072 of the right to use asset during the three months ended March 31, 2024 and 2023, respectively.

Rent expense for the three months ended March 31, 2024 and 2023 totaled $16,806 and $16,791, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $486,639, net of settlement legal fees during the three months ended March 31, 2024 and are included in net settlement income in the accompanying statements of operations.

Voluntary Recall

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts that are not expected to be entitled. Consequently, the Company recorded this as a refund liability. For the year ended December 31, 2023, the total impact of the recall, amounting to $198,068, has been recognized against revenues and receivables for potential credits associated with the recalled products.

During the three months ended March 31, 2024, $363 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $1,971 of the credits were utilized during the three months ended March 31, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of March 31, 2024, and December 31, 2023, the refund liability was $184,151 and $186,485, respectively.

Customer Concentration

During the three months ended March 31, 2024, 60% of the Company’s net revenues were generated from five customers. Accounts receivable and royalty receivable due from these customers as of March 31, 2024 and December 2023 totaled $391,697 and $110,051, respectively

During the three months ended March 31, 2023, 72% of the Company’s net revenues were generated from two customers. Accounts receivable and royalty receivable due from these customers as of March 31, 2023 totaled $218,600

NOTE 9: SUBSEQUENT EVENTS

No events occurred subsequent to the date of the Company’s financial statements that would require adjustments to, or disclosure in, the aforementioned financial statements. The Company evaluated subsequent events through the date the financial statements are issued,

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 19, 2024.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenues

Our revenues from product sales for the three months ended March 31, 2024 and 2023 were $1,183,701 and $3,039,354, respectively. Royalty revenues for the three months ended March 31, 2024 and 2023 were $335,058 and $41,667, respectively. The increase in total revenues was a result of royalty revenue from the licensing of intellectual property.

Cost of Sales

Cost of sales for the three months ended March 31, 2024 and 2023 was $1,041,903 and $2,557,348, respectively. Gross margins decreased to 31% for the three months ended March 31, 2024 compared to 17% for the three months ended March 31, 2023, due to increased portion of product sales mix attributable to lower margin products.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $646,866 as compared to $404,665 for the three months ended March 31, 2023.

Other Income

Net other income for the three months ended March 31, 2024 was $442,007 compared to net other expense of $93,694 for the three months ended March 31, 2023.

Net Income

Net income for the three months ended March 31, 2024 was $203,059 compared to $25,314 for the three months ended March 31, 2023.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2024	2023
Net cash flows provided by operating activities	$23,444	$281,528)
Net cash flows used in financing activities	$(268,249)	$(200,531)
Net cash used in investing activities	$-	-

Cash provided by operations was $23,444 for three months ended March 31, 2024 as compared to $281,528 in three months ended March 31, 2023. Cash provided by operations during the three months ended March 31, 2024 was mainly a result of the Company’s net income and increases in vendor deposit assets and royalty receivables and partially offset by uses of cash relating increases in inventory and a decrease in customer deposit liabilities.

Cash provided by operations during the three months ended March 31, 2023 was mainly a result of the Company’s net income and increases in vendor deposit assets and contract liabilities and partially offset by uses of cash relating increases in inventory, accounts receivable and decrease in customer deposits and refund liabilities.

During the three months ended March 31, 2024, the Company repaid $91,860 of principal on convertible notes payable, repaid $165,810 of principal on notes payable to related parties and repaid $10,579 of lease liability principal.

During the three months ended March 31, 2023, the Company repaid $78,589 of notes principal, repaid $69,529 of principal on convertible notes payable, repaid $42,338 of principal on notes payable to related parties and repaid $10,075 of lease liability principal.

Assets

At March 31, 2024 and December 31, 2023, we had total assets of $3,103,269 and $3,191,246, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the three months ended March 31, 2024. the Company’s accounts receivable increased by $147,501, royalty receivable decreased by $45,418, inventory increased by $106,272, net of obsolesce and vendor deposits decreased by $44,459.

Liabilities

At March 31, 2024 and December 31, 2023, we had total liabilities of $2,285,900 and $2,576,936, respectively.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At March 31, 2024, we had $1,522,455 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

We consider our recognition of revenues, accounting for intangible assets and related impairment analyses, the allowance for doubtful accounts and accounting for equity transactions, to be most critical in understanding the judgments that are involved in the preparation of our financial statements.

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the three months ended March 31, 2024.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated positive cash flows from operations of $23,444 for the three months ended March 31, 2024 and had positive working capital of $1,161,935 and had cash of $1,522,455 as of March 31, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2024 and December 31, 2023, the Company had approximately $707,145  and $947,184 , respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable and Royalty Receivable

The Company recognizes an allowance for expected credit losses in accordance with the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses.” This ASU sets forth a current expected credit loss model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. An allowance for credit losses is established as losses are estimated to have occurred through a provision for bad debts charged to earnings. This evaluation is inherently subjective and requires estimates that are susceptible to significant revisions as more information becomes available.

As of March 31, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $15,937 and $10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2024 and December 31, 2023, the provision for potential inventory obsolescence was $32,876 and $0, respectively.

Leases

The Company applied the FASB’s Accounting Standards Codification (“ASC”) Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

Revenue Recognition

The Company recognizes revenue when the risk gets transferred to the customer which occurs at a point in time, typically upon shipment of promised goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the risk got transferred to the customer which occurred at a point in time, typically upon shipment of promised goods to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

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

The sublicense agreement executed in March 2023 provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023. The Company recognizes sublicense royalty revenue in the same period as the sublicensee for sales of licensed products.

Voluntary Recall

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts that are not expected to be entitled. Consequently, the Company recorded this as a refund liability. For the year ended December 31, 2023, the total impact of the recall, amounting to $198,068, has been recognized against revenues and receivables for potential credits associated with the recalled products.

During the three months ended March 31, 2024, $363 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $1,971 of the credits were utilized during the three months ended March 31, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of March 31, 2024, and December 31, 2023, the refund liability was $184,151 and $186,485, respectively.

The following table provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of March 31, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
March 31, 2024	$485,275	$42,868	$184,151

Unit-Based Compensation

Unit-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values, in accordance with ASC Topic 718. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented. The Company may issue units as compensation in future periods for employee services.

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

Convertible Instruments

The Company accounts for convertible instruments in accordance with ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” This update significantly simplifies the accounting for convertible instruments by eliminating the requirement to bifurcate embedded conversion options from their host instruments, unless the conversion feature independently meets the definition of a derivative under ASC 815, Derivatives and Hedging Activities. Under ASC 815, a conversion feature is treated as a derivative only if its economic characteristics and risks are not clearly and closely related to those of the host contract, and other specific conditions are met.

When it is determined that the embedded conversion options do not require bifurcation, the entire convertible instrument is accounted for as a single liability at amortized cost. Discounts or premiums on convertible instruments are recognized based on the difference between the proceeds received and the principal amount, and are amortized over the life of the instrument using the effective interest method.

In the rare instances where a conversion option is bifurcated and accounted for as a derivative, the Company would apply the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the units issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Fair Value

The carrying values of the Company’s notes payables, convertible notes, and accounts payable and accrued expenses approximate their fair values because of the short-term nature of these instruments.

Basic and Diluted Net Income Per Unit

The Company computes net income per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 7,412,194 units underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2023 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the three months ended March 31, 2023:

	Weighted
	Average
For the Three Months Ended March 31, 2023:	Units	Net Income
Basic and Diluted	88,804,035	$25,314

Net Income Per Common Unit – Basic and Diluted		$0.00

In the three months ended March 31, 2024, 3,893,300 units underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the three months ended March 31, 2024:

	Weighted
For the Three Months Ended March 31, 2024:	Average Units	Net Income
Basic	88,804,035	$203,059

Net Income Per Common Unit – Basic and Diluted		$0.00

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three months ended March 31, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three months ended March 31, 2024 were as follows:

March 31, 2024
Income tax expense at U.S. statutory rate	$57,119
State Income taxes, net of federal benefit	11,818
Valuation allowance	-
Provision for income tax	$68,938

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three months ended March 31, 2024, and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Provision for Income Taxes	$68,938	$-
Statutory Federal Income Tax Rate	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%
Valuation Allowance	-	(25.35)%
Effective Tax Rate	25.35%	-

The Company’s effective tax rate for the first quarter of 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the first quarter of 2024 was higher compared to the same quarter in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 47020) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 81540): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance became effective for the Company as of January 1, 2024. The adoption of this standard did not have a material impact on our financial statements, as our existing convertible instruments issued prior to January 1, 2024, had not bifurcated conversion features and were past due by the effective date. Future issuances of convertible instruments will comply with the new standard, which may simplify both measurement and disclosure of these instruments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

There are no current, pending or threatened legal proceedings against the Company.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2023. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a) None.

(b) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c) During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

Exclusive Distribution Agreement between the Registrant and Turning Point Brands Canada, dated December 13, 2023 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on January 4, 2024)

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

VPR BRANDS, LP

Dated: May 16, 2024	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)