Form 10-Q
period 2024-06-30
VPR Brands, LP.
filed 2024-08-19
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at August 15, 2024:
Common Units, No par value	88,804,035 Units

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,295,447	$1,767,260
Accounts receivable, net	634,808	337,774
Royalty receivable	59,377	88,286
Inventory, net	666,196	563,503
Vendor deposits	404,829	270,593
Other current assets	24,672	15,558

Total current assets	3,085,329	3,042,974

Right to use asset	104,479	118,439
Intangible assets	28,833	29,833

Total assets	$3,218,641	$3,191,246

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$172,318	$207,560
Accounts payable - related party	12,184	47,047
Customer deposits	28,411	66,035
Lease liabilities, current portion	31,012	27,903
Notes payable, current portion	271,797	21,797
Note payable-related parties	-	165,810
Refund liability	182,600	186,485
Convertible notes payable	291,215	481,190
Income tax payable	1,008,510	879,803
Total current liabilities	1,998,049	2,083,630

Notes payable, less current portion	147,237	397,237
Lease liabilities, net of current portion	79,934	96,069
Total liabilities	2,225,220	2,576,936

Partners’ Surplus
Common units - 100,000,000 units authorized; 88,804,035 units issued and outstanding	8,065,481	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(7,106,783)	(7,485,894)
Total Partners’ surplus	993,421	614,310
Total liabilities and Partners’ surplus	$3,218,641	$3,191,246

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Product sales	$1,611,190	$1,196,805	$2,794,891	$4,236,159
Royalty revenue	157,943	712,724	493,001	754,391
Total revenues	1,769,133	1,909,529	3,287,892	4,990,550

Cost of Sales	1,317,664	814,437	2,359,567	3,371,785
Gross profit	451,469	1,095,092	928,325	1,618,765

Operating Expenses:
Selling, general and administrative	680,765	452,903	1,327,631	857,564
Total operating expenses	680,765	452,903	1,327,631	857,564

Net Operating (Loss) Income	(229,296)	642,189	(399,306)	761,201

Other Income (Expense):
Settlement income, net	504,392	364,766	991,031	364,766
Interest income	625	-	1,501	-
Interest expense	(39,900)	(72,343)	(82,904)	(148,428)
Interest expense- related parties	-	(6,290)	(2,504)	(23,903)
Total other income (expense), net	465,117	286,133	907,124	192,435

Net Income before Provision for Income Tax	235,821	928,322	507,818	953,636

Provision for Income Taxes	(59,769)	-	(128,707)	-

Net Income	$176,052	$928,322	$379,111	$953,636

Net Income Per Common Unit - Basic	$0.00	$0.01	$0.00	$0.01

Net Income Per Common Unit - Diluted	$0.00	$0.01	$0.00	$0.01

Weighted-Average Common Units Outstanding - Basic	88,804,035	88,804,035	88,804,035	88,804,035

Weighted-Average Common Units Outstanding - Diluted	88,804,035	95,452,933	88,804,035	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS/(DEFICIT)

(Unaudited)

						Total
						Partners’
						Capital
	Common Units		Common Units to be Issued		Accumulated	Surplus/
	Number	Amount	Number	Amount	Deficit	(Deficit)
Six Months Ended June 30, 2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	25,314	25,314
Balance at March 31, 2023	88,804,035	8,065,481	578,723	34,723	(10,393,382)	(2,293,178)
Net Income	-	-	-	-	928,322	928,322
Balance at June 30, 2023	88,804,035	8,065,481	578,723	34,723	(9,465,060)	(1,364,856)

Six Months Ended June 30, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	$34,723	(7,282,835)	817,369
Net Income	-	-	-	-	176,052	176,052
Balance at June 30, 2024	88,804,035	$8,065,481	578,723	$34,723	(7,106,783)	993,421

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$379,111	$953,636
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use asset	13,960	12,320
Amortization of intangible	1,000	-
Provision for inventory obsolescence	30,086	-
Interest on lease liability	8,308	9,950
Allowance for expected credit losses expense	10,929	-
Bad debt expense	3,301	-
Changes in operating assets and liabilities:
Royalty receivable	28,909	(137,725)
Inventory	(132,779)	(84,881)
Vendor deposits	(134,236)	518,763
Accounts receivable	(311,264)	(86,144)
Customer deposits	(37,624)	(537,827)
Other current assets	(9,114)	(5,420)
Contract liability	-	883,334
Refund liability	(3,885)	-
Accounts payable related party	(34,863)	-
Accounts payable and accrued expenses	(35,242)	(236,306)
Income tax payable	128,707	-

Net cash (used in) provided by operating activities	(94,696)	1,289,700

Cash Flows from Financing Activities:
Payments of notes payable	-	(161,583)
Payments of convertible notes payable	(189,973)	(146,120)
Payments of notes payable, related parties	(165,810)	(264,595)
Payments on lease liability	(21,334)	(20,318)
Net cash used in financing activities	(377,117)	(592,616)

Change in Cash	(471,813)	697,084
Cash - Beginning of the Year	1,767,260	22,421
Cash - End of the Year	$1,295,447	$719,505

Supplemental Cash Flow Information:
Interest paid in cash	$116,308	$211,332

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three AND SIX months  ended June 30, 2024 AND 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated negative cash flows used in operations of $94,696 for the six months ended June 30, 2024 and had positive working capital of $ 1,087,280 and had cash of $1,295,447 as of June 30, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2024 and December 31, 2023, the Company had approximately $560,442 and $947,184,   respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of June 30, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $21,854   and $ 10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2024 and December 31, 2023, the provision for potential   inventory obsolescence was $ 30,086 and $ 0, respectively.

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

The Company records contract liabilities when cash payments are received or due in advance of satisfaction of performance obligations by licensees and sublicensees. During the year ended December 31, 2023, the Company received cash payments totaling $3,000,000 for the prepayment of royalties pursuant to a license agreement executed on January 2, 2023. The license agreement provides for monthly royalties to the Company totaling 5% of gross sales of licensed products by licensee and provides the licensee exclusive use of certain trademark and patent assets for an initial term of six months commencing March 2023 and expiring in September 2023. The Company recognized the prepaid royalties over the initial term of exclusivity. The license agreement required a monthly minimum royalty payments of $500,000 to maintain exclusivity on a month-to-month basis beyond September 2023. The minimum royalty payments were not met, so the agreement continued on a non-exclusive basis, with monthly royalties to the Company totaling 5% of gross sales of licensed products by the licensee and   provides the licensee with non-exclusive use of certain trademark and patent assets.

The sublicense agreement executed in March 2023 provided for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023.

During the year ended December 31, 2023, the sublicensee, licensee, and Company agreed that the Company would not require the minimum monthly royalty payments. Instead, sublicensee would continue to pay 5% of gross sales as royalty, and the licensee would match this royalty payment if their calculated royalty would have been less than what the sublicensee paid. The Company recognizes sublicense royalty revenue on the basis of royalty statements for the period.

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

During the six months ended June 30, 2024, $418 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the six months ended June 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of June 30, 2024, and December 31, 2023, the refund liability was $182,600 and $ 186,485, respectively.

The following table   provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of June 30, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
June 30, 2024	$634,808	$59,377	$182,600

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

Approximately 6,648,898 units underlying convertible notes were excluded from the calculation of diluted loss per unit for the six months ended June 30, 2023 because their effect was antidilutive. 6,648,898 units underlying convertible debt were dilutive for the three months ended June 30, 2023 and were included in the calculation of diluted income per unit for the three months ended June 30, 2023.

Approximately 2,912,170 units underlying convertible notes were excluded from the calculation of diluted loss per unit for the three and six months ended June 30, 2024 because their effect was antidilutive.

The following summarizes the calculation of basic and diluted income per unit for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income per common unit – basic:
Net income allocated to common unit holders	$176,052	$928,322	$379,111	$953,636
Weighted average common units outstanding - basic	88,804,035	88,804,035	88,804,035	88,804,035
Net income per common unit - basic	$0.00	$0.01	$0.00	$0.01

Net income per common unit – diluted:
Net income allocated to common unit holders - basic	$176,052	$928,322	$379,111	$953,636
Add: tax adjusted interest convertible debt	-	47,654	-	-
Net income allocated to common unit holders -diluted	$176,052	$975,976	$379,111	$953,636
Weighted average common units outstanding - basic	88,804,035	88,804,035	88,804,035	88,804,035
Add: diluted units related to convertible debt	-	6,648,898	-	-
Weighted average common units outstanding - diluted	88,804,035	95,452,933	88,804,035	88,804,035
Net income per common unit - diluted	$0.00	$0.01	$0.00	$0.01

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three and six months ended June 30, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Income tax expense at U.S. statutory rate	$49,522	$106,642
State income taxes, net of federal benefit	10,246	22,065
Valuation allowance		-
Provision for income tax	$59,769	$128,707

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for Income Taxes	$59,769	$-	$128,707	$-
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%	4.35%	4.35%
Valuation Allowance	-	(25.35)%	-	(25.35)%
Effective Tax Rate	25.35%	-	25.35%	-

The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the three and six months ended June 30, 2024 was higher compared to the period in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

Amortization expense related to these intangible assets is recognized in the general and administrative expenses income statement line item and is included in the Company’s financial statements for the three months ended June 30, 2024.

For the three months ended June 30, 2024, the amortization expense for intangible assets was $500, and for the six months ended June 30, 2024, it was $1,000. There was no amortization of intangible assets expense for the three and six months ended June 30, 2023.

The following table presents the future amortization expense related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2024 (remaining)	$1,000
2025	2,000
2026	2,000
2027	2,000
2028	2,000
Thereafter	19,833
$28,833

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

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of June 30, 2024 and December 31, 2023 was $21,797.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140 bearing interest at 18.56% per annum. The balance of the note as of December 31, 2022 was $224,038, which was repaid during the year ended December 31, 2023.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 and $147,237 as of June 30, 2024 and December 31, 2023, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest are due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of June 30, 2024 and December 31, 2023 was $250,000.

The following is a summary of notes payable activity for the six months ended June 30, 2024:

Balance at December 31, 2023	$419,034
Repayments of notes payable	-
Balance at June 30, 2024	$419,034
Current portion	(271,797)
Notes payable, less current portion	$147,237

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

During the six months June 30, 2024 and year ended December 31, 2023, the company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and a significant unitholder. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October of 2023, from the company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

As of December 31, 2023 the outstanding balance of the remaining notes was $165,810. As of June 30, 2024 there is no outstanding balance related to these notes.

During the year ended December 31, 2023 the Company repaid the notes amounting to $948,608 and during the six month ended June 30, 2024 company has repaid the remaining notes amounting to $ 165,810.

The following is a summary of notes payable – related parties activity for the six months ended June 30, 2024:

Balance at December 31, 2023	$165,810
Repayments of principal	(165,810)
Balance at June 30, 2024	$-

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Brikor Note as of June 30, 2024 and December 31, 2023 was $57,932 and $95,965, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Daiagi and Daiagi Note as of June 30, 2024 and December 31, 2023 was $57,932 and $95,965, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Amber Investments Note as of June 30, 2024 and December 31, 2023 was $57,932 and $95,965, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the K & S Pride Note as of June 30, 2024 and December 31, 2023 was $59,489 and $97,330, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of $26.4%. The balance of the Surplus Depot Note as of June 30, 2024 and December 31, 2023 was $57,932 and $95,965, respectively.

NOTE 7: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of June 30, 2024, and December 31, 2023, the Company had outstanding 88,804,035 common units issued, and 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

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

As of June 30, 2024 and December 31, 2023, right-of-use assets (“ROU”) are summarized as follows:

	June 30,	December 31,
	2024	2023
Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(52,884)	(38,924)
Right-of-use assets, net	$104,479	$118,439

As of June 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30,	December 31,
	2024	2023
Lease liabilities related to warehouse and office lease right-of-use assets	$110,946	$123,972
Less: current portion of lease liabilities	(31,012)	(27,903)
Lease liabilities, net of current portion	$79,934	$96,069

As of June 30, 2024, the weighted average lease term remaining is 2.92 years and the imputed interest rate is 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2024:

Twelve Months Ended June 30,	Amount
2025	$44,616
2026	46,847
2027	44,903
Remaining	-
Total minimum non-cancelable operating lease payments	136,366
Less: discount to fair value	(25,420)
Total lease liability as of June 30, 2024	$110,946

The Company amortized $13,960 and $12,320 of the right to use asset during the six months ended June 30, 2024 and 2023, respectively.

Rent expense for the three months ended June 30, 2024 and 2023 totaled $16,654 and $16,532, respectively.

Rent expense for the six months ended June 30, 2024 and 2023 totaled $33,460 and $33,233, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $504,392, net of settlement legal fees during the three months ended June 30, 2024 and are included in net settlement income in the accompanying statements of operations.

The Company received cash payments under the Agreement totaling $991,031, net of settlement legal fees during the six months ended June 30, 2024 and are included in net settlement income in the accompanying statements of operations.

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

During the six months ended June 30, 2024, $418 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the six months ended June 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of June 30, 2024, and December 31, 2023, the refund liability was $182,600 and $186,485, respectively.

Customer Concentration

During the three and six months ended June 30, 2024, 66% and 64% of the Company’s net revenues were generated from six customers. Accounts receivable and royalty receivable due from these customers as of June 30, 2024 and December 31, 2023 totaled $446,912 and $110,051, respectively

During the three and six months ended June 30, 2023, 74% and 79%, respectively, of the Company’s net revenues were generated from four customers.

NOTE 9: SUBSEQUENT EVENTS

No events occurred subsequent to the date of the Company’s financial statements that would require adjustments to, or disclosure in, the aforementioned financial statements. The Company evaluated subsequent events through the date the financial statements are issued.

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

Results of Operations for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenues

Our revenues from product sales for the three months ended June 30, 2024 and 2023 were $ 1,611,190 and $ 1,196,805, respectively. Royalty revenues for the three months ended June 30, 2024 and 2023 were $157,943 and $ 712,724, respectively. The decrease in total revenue for the three months ended June 30, 2024, compared to June 30, 2023, was primarily due to the initial fee from the royalty agreement entered into in March 2023, which was still being amortized during the three months ended June 30, 2023. This decrease was partially offset by an increase in product sales from expanded operations during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Cost of Sales

Cost of sales for the three months ended June 30, 2024 and 2023 was $ 1,317,644 and $ 814,437, respectively. Gross margins decreased to 26% for the three months ended June 30, 2024 compared to 32% for the three months ended June 30, 2023, due to increased portion of product sales mix attributable to lower margin products.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were $ 680,765 as compared to $ 452,903 for the three months ended June 30, 2023. The increase in operating expenses for the three months ended June 30, 2024 compared to the same period in 2023, was primarily attributed to higher marketing, payroll, and professional fees as the company continues to expand.

Other Income

Net other income for the three months ended June 30, 2024 was $ 465,117 compared to net other expense of $ 286,133 for the three months ended June 30, 2023. The increase in other income for the three months ended June 30, 2024 compared to the same period in 2023, was primarily due to decrease in interest expenses as loans are being paid off.

Net Income

As a result of the factors mentioned above, net income decreased by $752,270, from $928,322 for the six months ended June 30, 2023, to $176,052, for the six months ended June 30, 2024.

Results of Operations for the six Months Ended June 30, 2024 Compared to the six Months Ended June 30, 2023

Revenues

Our revenues from product sales for the six months ended June 30, 2024 and 2023 were $ 2,794,891 and $ 4,236,159, respectively. Royalty revenues for the six months ended June 30, 2024 and 2023 were $ 493,001 and $ 754,391, respectively. The decrease in total revenue for the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to the initial fee from the royalty agreement entered into in March 2023, which was still being amortized during the six months ended June 30, 2023, as well as a large distribution sales order in the first quarter of 2023.

Cost of Sales

Cost of sales for the six months ended June 30, 2024 and 2023 was $ 2,359,567 and $ 3,371,785, respectively. Gross margins decreased to 28% for the six months ended June 30, 2024 compared to 32% for the six months ended June 30, 2023, due to increased portion of product sales mix attributable to lower margin products.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 were $ 1,327,631 as compared to $ 857,564 for the six months ended June 30, 2023. The increase in operating expenses for the three months ended June 30, 2024 compared to the same period in 2023, was primarily attributed to higher marketing, payroll, and professional fees as the company continues to increase its operations.

Other Income

Net other income for the six months ended June 30, 2024 was $ 907,124 compared to net other expense of $ 192,435 for the six months ended June 30, 2023. The increase in other income for the six months ended June 30, 2024 compared to the same period in 2023, was primarily due to higher settlement payments received and a decrease in interest expenses as loans are being paid off.

Net Income

As a result of the factors mentioned above, net income decreased by $574,525, from $953,636 for the six months ended June 30, 2023, to $379,111 for the six months ended June 30, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the six Months Ended June 30,
	2024	2023
Net cash flows (used in) provided by operating activities	$(94,696)	$1,289,700
Net cash flows used in financing activities	$(377,117)	$(592,616)
Net cash used in investing activities	$-	-

Cash used in operations was $ 94,696 for six months ended June 30, 2024 as compared to cash flow provided by operations of $ 1,239,700 in six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company repaid $189,973 of principal on convertible notes payable, repaid $165,810 of principal on notes payable to related parties and repaid $ 21,334 of lease liability principal.

During the six months ended June 30, 2023, the Company repaid $ 161,583 of notes principal, repaid $ 146,120 of principal on convertible notes payable, repaid $264,595 of principal on notes payable to related parties and repaid $20,318 of lease liability principal.

Assets

At June 30, 2024 and December 31, 2023, we had total assets of $3,218,641 and $3,191,246, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the six months ended June 30, 2024. the Company’s accounts receivable increased by $311,264, royalty receivable decreased by $28,909, inventory increased by $132,779, net of obsolesce and vendor deposits increased by $134,236.

Liabilities

At June 30, 2024 and December 31, 2023, we had total liabilities of $2,225,220 and $2,576,936, respectively.  These liabilities primarily consist of notes payable, convertible notes payable, tax liabilities, refund liabilities, customer deposits, and accounts payable and accrued expenses. Between June 30, 2024, and December 31, 2023, customer deposits, accounts payable, and accrued expenses (both to unrelated and related parties) decreased by a total of $107,729. Convertible notes and notes payable to unrelated and related parties also decreased by a total of $355,783. Additionally, the right-of-use obligation decreased by $13,026, and the refund liability decreased by $3,885, while the tax liability increased by $128,707.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At June 30, 2024, we had $ 1,295,447 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the six months ended June 30, 2024.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated negative cash flows used in operations of $94,696 for the six months ended June 30, 2024 and had positive working capital of $ 1,087,280 and had cash of $1,295,447 as of June 30, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2024 and December 31, 2023, the Company had approximately $ 560,442 and  $ 947,184, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of June 30, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $ 21,854 and $ 10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2024 and December 31, 2023, the provision for potential   inventory obsolescence was $ 30,086 and $ 0, respectively.

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

The sublicense agreement executed in March 2023 provided for monthly royalties to the Company totaling 5% of gross sales of licensed products by sublicensee and provides the sublicensee exclusive use of certain trademark and patent assets in exchange for minimum monthly royalty payments totaling $250,000 beginning June 2023.

During the year ended December 31, 2023, the sublicensee, licensee, and Company agreed that the Company would not require the minimum monthly royalty payments. Instead, sublicensee would continue to pay 5% of gross sales as royalty, and the licensee would match this royalty payment if their calculated royalty would have been less than what the sublicensee paid. The Company recognizes sublicense royalty revenue on the basis of royalty statements for the period.

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

During the six months ended June 30, 2024, $418 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the six months ended June 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of June 30, 2024, and December 31, 2023, the refund liability was $182,600 and $ 186,485, respectively.

The following table   provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of June 30, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
June 30, 2024	$634,808	$59,377	$182,600

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

Basic and Diluted Net Income Per Unit

The Company computes net income per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income/(loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. Approximately 6,648,898 units underlying convertible notes were excluded from the calculation of diluted loss per unit for the six months ended June 30, 2023 because their effect was antidilutive. 6,648,898 units underlying convertible debt were dilutive for the three months ended June 30, 2023 and were included in the calculation of diluted income per unit for the three months ended June 30, 2023.

Approximately 2,912,170 units underlying convertible notes were excluded from the calculation of diluted loss per unit for the three and six months ended June 30, 2024 because their effect was antidilutive.

The following summarizes the calculation of basic and diluted income per unit for the three and six months ended June 30, 2024 and June 30, 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Net income per common unit – basic:
Net income allocated to common unit holders	$176,052	$928,322	$379,111	$953,636
Weighted average common units outstanding - basic	88,804,035	88,804,035	88,804,035	88,804,035
Net income per common unit – basic	$0.00	$0.01	$0.00	$0.01

Net income per common unit – diluted:
Net income allocated to common unit holders - basic	$176,052	$928,322	$379,111	$953,636
Add: tax adjusted interest convertible debt	-	47,654	-	-
Net income allocated to common unit holders -diluted	$176,052	$975,976	$379,111	$953,636
Weighted average common units outstanding - basic	88,804,035	88,804,035	88,804,035	88,804,035
Add: diluted unit related to convertible debt	-	6,648,898	-	-
Weighted average common units outstanding - diluted	88,804,035	95,452,933	88,804,035	88,804,035
Net income per common unit – diluted	$0.00	$0.01	$0.00	$0.01

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three and six months ended June 30, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three and six months ended June 30, 2024 were as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
Income tax expense at U.S. statutory rate	$49,522	$106,642
State income taxes, net of federal benefit	10,246	22,065
Valuation allowance	-	-
Provision for income tax	$59,769	$128,707

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three and six months ended June 30, 2024, and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Provision for Income Taxes	$59,769	$-	$128,707	$-
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%	4.35%	4.35%
Valuation Allowance	-	(25.35)%	-	(25.35)%
Effective Tax Rate	25.35%	-	25.35%	-

The Company’s effective tax rate for the three and six months ended June 30, 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the three and six months ended June 30, 2024 was higher compared to the period in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

VPR BRANDS, LP

Dated: August 19, 2024	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)