Form 10-Q
period 2024-09-30
VPR Brands, LP.
filed 2024-11-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 14, 2024:
Common Units, No par value	91,746 806 Units

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

ii

PART I – FINANCIAL INFORMATION

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS

Current Assets:
Cash	$1,523,599	$1,767,260
Accounts receivable, net	589,543	337,774
Royalty receivable	90,463	88,286
Inventory, net	848,551	563,503
Vendor deposits	133,660	270,593
Other current assets	17,258	15,558
Total current assets	3,203,074	3,042,974

Right to use asset	97,143	118,439
Intangible assets	28,333	29,833

Total assets	$3,328,550	$3,191,246

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$517,220	$207,560
Accounts payable - related party	28,027	47,047
Customer deposits	9,489	66,035
Lease liabilities, current portion	32,672	27,903
Notes payable, current portion	271,797	21,797
Note payable-related parties	-	165,810
Refund liability	182,545	186,485
Convertible notes payable	186,478	481,190
Income tax payable	808,390	879,803
Total current liabilities	2,036,618	2,083,630

Notes payable, less current portion	147,237	397,237
Lease liabilities, net of current portion	70,965	96,069
Total liabilities	2,254,820	2,576,936

Partners’ Surplus
Series A preferred units – 1,000,000 units authorized; 0 units issued and outstanding as of September 30, 2024 and December 31, 2023.	-	-
Common units - 100,000,000 units authorized; 91,746,806 and 88,804,035 units issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8,312,674	8,065,481
Common units to be issued; 578,723 units	34,723	34,723
Accumulated deficit	(7,273,667)	(7,485,894)
Total Partners’ surplus	1,073,730	614,310
Total liabilities and Partners’ surplus	$3,328,550	$3,191,246

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Product sales	$1,326,199	$805,185	$4,121,090	$5,041,344
Royalty revenue	116,764	2,735,224	609,765	3,489,615
Total revenues	1,442,963	3,540,409	4,730,855	8,530,959

Cost of Sales	1,008,960	569,508	3,368,527	3,941,293
Gross profit	434,003	2,970,901	1,362,328	4,589,666

Operating Expenses:
Selling, general and administrative	611,028	533,700	1,938,659	1,391,264
Unit-based compensation	247,193	-	247,193	-
Total operating expenses	858,221	533,700	2,185,852	1,391,264

Net Operating (Loss) Income	(424,218)	2,437,201	(823,524)	3,198,402

Other Income (Expense):
Settlement income, net	511,823	571,876	1,502,854	936,642
Other Income	5,644	-	5,644	-
Loan forgiveness	-	10,931	-	10,931
Interest income	601	372	2,102	372
Interest expense	(245,402)	(65,003)	(328,306)	(213,431)
Interest expense- related parties	-	(4,161)	(2,504)	(28,064)
Total other income (expense), net	272,666	514,015	1,179,790	706,450

Net Income (Loss) before Provision for Income Tax	(151,552)	2,951,216	356,266	3,904,852

Provision for Income Taxes	15,332	-	144,039	-
Net Income (Loss)	$(166,884)	$2,951,216	$212,227	$3,904,852

Net Income (Loss) Per Common Unit - Basic	$(0.00)	$0.03	$0.00	$0.04

Net Income (Loss) Per Common Unit - Diluted	$(0.00)	$0.03	$0.00	$0.04

Weighted-Average Common Units Outstanding - Basic	89,935,870	88,804,035	89,179,936	88,804,035

Weighted-Average Common Units Outstanding - Diluted	89,935,870	94,694,205	89,179,936	94,694,205

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS

(Unaudited)

						Total
			Common Units			Partners’
	Common Units		to be Issued		Accumulated	Capital
	Number	Amount	Number	Amount	Deficit	Surplus
Nine Months Ended September 30, 2023
Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	25,314	25,314
Balance at March 31, 2023	88,804,035	8,065,481	578,723	34,723	(10,393,382)	(2,293,178)
Net Income	-	-	-	-	928,322	928,322
Balance at June 30, 2023	88,804,035	8,065,481	578,723	34,723	(9,465,060)	(1,364,856)
Net Income	-	-	-	-	2,951,216	2,951,216
Balance at September 30, 2023	88,804,035	8,065,481	578,723	34,723	(6,513,844)	1,586,360

Nine Months Ended September 30, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	$34,723	(7,282,835)	817,369
Net Income	-	-	-	-	176,052	176,052
Balance at June 30, 2024	88,804,035	$8,065,481	578,723	$34,723	(7,106,783)	993,421
Units issued for Compensation	2,942,771	247,193	-	-	-	247,193
Net Loss	-	-	-	-	(166,884)	(166,884)
Balance at September 30, 2024	91,746,806	$8,312,674	578,723	$34,723	(7,273,667)	1,073,730

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$212,227	$3,904,852
Adjustments to reconcile net income to cash provided by operating activities:
Amortization of right of use asset	21,296	20,957
Amortization of intangible	1,500	-
Provision for inventory obsolescence	29,979	-
Interest on lease liability	12,107	16,157
Loan forgiveness	-	(10,931)
Allowance for expected credit losses expense	14,494	-
Bad debt expense	8,177	-
Unit based compensation	247,193	-
Changes in operating assets and liabilities:
Royalty receivable	(2,177)	(106,113)
Inventory	(315,027)	(58,254)
Vendor deposits	136,933	367,398
Accounts receivable	(274,440)	(223,181)
Customer deposits	(56,546)	(523,702)
Other current assets	(1,700)	(3,426)
Refund liability	(3,940)	-
Accounts payable related party	(19,020)	-
Accounts payable and accrued expenses	309,660	(319,241)
Income tax payable	(71,413)	-
Net cash provided by operating activities	249,303	3,064,516

Cash Flows from Financing Activities:
Payments of notes payable	-	(370,072)
Payments of convertible notes payable	(294,712)	(221,609)
Payments of notes payable, related parties	(165,810)	(627,639)
Payments on lease liability	(32,442)	(34,423)
Net cash used in financing activities	(492,964)	(1,253,743)

Change in Cash	(243,661)	1,810,773
Cash - Beginning of the Year	1,767,260	22,421
Cash - End of the Year	$1,523,599	$1,833,194

Supplemental Cash Flow Information:
Income tax paid in cash	$215,452	-
Interest paid in cash	$146,928	$217,592
Schedule of Non-Cash Investing and Financing Activities:
Loan forgiveness	$-	$10,931

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three AND Nine months ended September 30, 2024 AND 2023

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated cash flows from operations of $249,303 for the nine months ended September 30, 2024 and had positive working capital of $ 1,166,456 and had cash of $1,523,599 as of September 30, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2024 and December 31, 2023, the Company had approximately $702,902 and $947,184,   respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of September 30, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $25,419 and $ 10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2024 and December 31, 2023, the provision for potential   inventory obsolescence was $ 29,979 and $ 0, respectively.

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

During the nine months ended September 30, 2024, $473 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the nine months ended September 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of September 30, 2024, and December 31, 2023, the refund liability was $182,545 and $ 186,485, respectively.

The following table   provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of September 30, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
September 30, 2024	$589,543	$90,463	$182,545

Unit-Based Compensation

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

Unit-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair value, in accordance with ASC Topic 718. This expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (typically the vesting period).

For the three and nine months ended September 30, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

When it is determined that the embedded conversion options do not require bifurcation, the entire convertible instrument is accounted for as a single liability at amortized cost. Discounts or premiums on convertible instruments are recognized based on the difference between the proceeds received and the principal amount and are amortized over the life of the instrument using the effective interest method.

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

For the three- and nine-month periods ending September 30, 2023, 5,890,170 units underlying convertible debt were dilutive and were included in the earnings per share calculation.

For the three- and nine-month periods ending September 30, 2024, 1,864,780 units underlying convertible debt were antidilutive and excluded from the dilutive earnings per share calculation.

The following summarizes the calculation of basic and diluted income per unit for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per common unit – basic:
Net income (loss) allocated to common unit holders	$(166,884)	$2,951,216	$212,227	$3,904,852
Weighted average common units outstanding - basic	89,935,870	88,804,035	89,179,936	88,804,035
Net income (loss) per common unit - basic	$(0.00)	$0.03	$0.00	$0.04

Net income (loss) per common unit – diluted:
Net income (loss) allocated to common unit holders - basic	$(166,884)	$2,951,216	$212,227	$3,904,852
Add: tax adjusted interest convertible debt	-	34,420	-	133,571
Net income (loss) allocated to common unit holders -diluted	$(166,884)	$2,985,636	$212,227	$4,038,423
Weighted average common units outstanding - basic	89,935,870	88,804,035	89,179,936	88,804,035
Add: diluted units related to convertible debt	-	5,890,170	-	5,890,170
Weighted average common units outstanding - diluted	89,935,870	94,694,205	89,179,936	94,694,205
Net income (loss) per common unit - diluted	$(0.00)	$0.03	$0.00	$0.04

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three and nine months ended September 30, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

During the three and nine months ended September 30, 2024, the Company made tax payments totaling $215,452. The Company recorded provisions for income tax expense of $15,332 and $144,039 were recorded for the three- and nine-month periods, respectively

The Company’s tax liability decreased from $879,803 as of December 31, 2023, to $808,390 as of September 30, 2024, primarily due to the impact of these provisions and payments.

The Company’s 2023 tax return included the use of net operating loss (NOL) carryforwards to reduce taxable income. Due to uncertainty regarding the acceptance of these NOLs and the judgment that the NOLs do not meet the “more-likely-than-not” threshold of acceptance, the Company has recorded an estimated liability of $212,050 for potential penalties and interest associated with a possible disallowance of these NOLs. This amount has been included in accounts payable and accrued expenses and classified as interest expense on the Statement of Operations.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income tax expense at U.S. statutory rate	$12,704	$119,346
State income taxes, net of federal benefit	2,628	24,693
Valuation allowance		-
Provision for income tax expense	$15,332	$144,039

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three and nine months ended September 30, 2024, and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for Income Taxes Expenses	$15,332	$-	$144,039	$-
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%	4.35%	4.35%
Valuation Allowance	-	(25.35)%	-	(25.35)%
Effective Tax Rate	25.35%	-	25.35%	-

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the three- and nine-months September 30, 2024 was higher compared to the period in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. The update mandates disclosures in the notes to financial statements, detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are expected to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2024-03 on its financial reporting and disclosures.

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-01 ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

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

Amortization expense related to these intangible assets is recognized in the general and administrative expenses income statement line item and is included in the Company’s financial statements for the three and nine months ended September 30, 2024.

For the three months ended September 30, 2024, the amortization expense for intangible assets was $500, and for the nine months ended September 30, 2024, it was $1,500. There was no amortization of intangible assets expense for the three and nine months ended September 30, 2023.

The following table presents the future amortization expense related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2024 (remaining)	$500
2025	2,000
2026	2,000
2027	2,000
2028	2,000
Thereafter	19,833
$28,333

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

On September 24, 2019, the Company entered into a working capital account agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of September 30, 2024 and December 31, 2023 was $21,797.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140 bearing interest at 18.56% per annum. The balance of the note as of December 31, 2022 was $224,038, which was repaid during the year ended December 31, 2023.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 and $147,237 as of September 30, 2024 and December 31, 2023, respectively, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Mike Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest are due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was as of September 30, 2024 and December 31, 2023 was $250,000.

The following is a summary of notes payable activity for the nine months ended September 30, 2024:

Balance at December 31, 2023	$419,034
Repayments of notes payable	-
Balance at September 30, 2024	$419,034
Current portion	(271,797)
Notes payable, less current portion	$147,237

NOTE 5: NOTES AND ACCOUNTS PAYABLE – RELATED PARTIES

During the nine months ended September 30, 2024 and year ended December 31, 2023, the company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and a significant unitholder. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October of 2023, from the company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

As of December 31, 2023 the outstanding balance of the remaining notes was $165,810. As of September 30, 2024 there is no outstanding balance related to these notes.

During the year ended December 31, 2023 the Company repaid the notes amounting to $948,608 and during the nine month ended September 30, 2024 company has repaid the remaining notes amounting to $ 165,810.

The following is a summary of notes payable – related parties activity for the nine months ended September 30, 2024:

Balance at December 31, 2023	$165,810
Repayments of principal	(165,810)
Balance at September 30, 2024	$-

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the Brikor Note as of September 30, 2024 and December 31, 2023 was $36,951 and $95,965, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the Daiagi and Daiagi Note as of September 30, 2024 and December 31, 2023 was $36,951 and $95,965, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the Amber Investments Note as of September 30, 2024 and December 31, 2023 was $36,976 and $95,965, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the K & S Pride Note as of September 30, 2024 and December 31, 2023 was $38,615 and $97,330, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the Surplus Depot Note as of September 30, 2024 and December 31, 2023 was $36,985 and $95,965, respectively.

NOTE 7: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of September 30, 2024, and December 31, 2023, the Company had outstanding 91,746,806 and 88,804,035 common units issued, respectively

As of September 30, 2024 and December 31, 2023 the Company had 578,723 common units issuable pursuant to convertible debt conversions in 2020 yet to be issued.

For the three and nine months ended September 30, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees including, the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

As of September 30, 2024 and December 31, 2023, right-of-use assets (“ROU”) are summarized as follows:

	September 30,	December 31,
	2024	2023
Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(60,220)	(38,924)
Right-of-use assets, net	$97,143	$118,439

As of September 30, 2024 and December 31, 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30,	December 31,
	2024	2023
Lease liabilities related to warehouse and office lease right-of-use assets	$103,637	$123,972
Less: current portion of lease liabilities	(32,672)	(27,903)
Lease liabilities, net of current portion	$70,965	$96,069

As of September 30, 2024, the weighted average lease term remaining is 2.58 years and the imputed interest rate is 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2024:

Twelve Months Ended September 30,	Amount
2025	$45,171
2026	47,430
2027	32,657
Remaining	-
Total minimum non-cancelable operating lease payments	125,258
Less: discount to fair value	(21,621)
Total lease liability as of September 30, 2024	$103,637

The Company amortized $21,296 and $20,957 of the right to use asset during the nine months ended September 30, 2024 and 2023, respectively.

Rent expense for the three months ended September 30, 2024 and 2023 totaled $15,775 and $17,097, respectively.

Rent expense for the nine months ended September 30, 2024 and 2023 totaled $49,235 and $50,330, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments $5,300,197 over 18-months which will be recognized as settlement income when received due to uncertainty in timing and amount to be received. The Company received cash payments under the Agreement totaling $511,823, net of settlement legal fees during the three months ended September 30, 2024 and are included in net settlement income in the accompanying statements of operations.

The Company received cash payments under the Agreement totaling $1,502,854, net of settlement legal fees during the nine months ended September 30, 2024 and are included in net settlement income in the accompanying statements of operations.

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

During the nine months ended September 30, 2024, $473 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the nine months ended September 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of September 30, 2024, and December 31, 2023, the refund liability was $182,545 and $186,485, respectively.

Customer Concentration

During the three and nine months ended September 30, 2024, 55% and 60% of the Company’s net revenues were generated from six customers. Accounts receivable and royalty receivable due from these customers as of September 30, 2024 and December 31, 2023 totaled $376,334 and $173,133, respectively

During the three and nine months ended September 30, 2023, 86% and 82%, respectively, of the Company’s net revenues were generated from four customers.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenues

Our revenues from product sales for the three months ended September 30, 2024 and 2023 were $ 1,326,199 and $805,185 respectively. Royalty revenues for the three months ended September 30, 2024 and 2023 were $116,764 and $ 2,735,224, respectively. The decrease in total revenue for the three months ended September 30, 2024, compared to September 30, 2023, was primarily due to the initial fee from the royalty agreement entered into in March 2023, which was still being amortized during the three months ended September 30, 2023. This decrease was partially offset by an increase in product sales from expanded operations during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Cost of Sales

Cost of sales for the three months ended September 30, 2024 and 2023 was $ 1,008,960 and $ 569,508, respectively. Gross margins decreased to 30% for the three months ended September 30, 2024 compared to 84% for the three months ended September 30, 2023. This decline was primarily due to a significant decrease in royalty revenue, which has minimal corresponding impact on cost of sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were $ 858,221 as compared to $ 533,700 for the three months ended September 30, 2023. The increase in operating expenses for the three months ended September 30, 2024 compared to the same period in 2023, was primarily attributed to higher marketing, payroll, and professional fees as the company continues to expand. Additionally, the company issued 2,942,771 units, resulting in unit-based compensation of $247,193 for the three months ended September 30, 2024. There was no unit-based compensation for the three months ended September 30, 2023.

Other Income

Net other income for the three months ended September 30, 2024 was $ 272,666 compared to net other income of $514,015 for the three months ended September 30, 2023. The decrease in other income for the three months ended September 30, 2024 compared to the same period in 2023, was primarily due to decrease in settlement income and increased interest expenses as loans are being paid off and also includes $212,050 of estimated interest and penalties related to unpaid taxes.

Income Tax

For the three months ended September 30, 2024, the company had a provision for income taxes expense of $15,332. The company did not have a provision for income taxes for the same three-month period ending September 30, 2023, as it had a history of losses to income.

Net Income (Loss)

As a result of the factors mentioned above, net income decreased by $3,118,100 from $2,951,216 for the three months ended September 30, 2023, to $(166,884), for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenues

Our revenues from product sales for the nine months ended September 30, 2024 and 2023 were $ 4,121,090 and $ 5,041,344, respectively. Royalty revenues for the nine months ended September 30, 2024 and 2023 were $ 609,765 and $ 3,489,615, respectively. The decrease in total revenue for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to the initial fee from the royalty agreement entered into in March 2023, which was still being amortized during the nine months ended September 30, 2023, as well as a large distribution sales order in the first quarter of 2023.

Cost of Sales

Cost of sales for the nine months ended September 30, 2024 and 2023 was $ 3,368,527 and $ 3,941,293, respectively. Gross margins decreased to 29% for the nine months ended September 30, 2024 compared to 54% for the nine months ended September 30, 2023. This decline was primarily due to a significant decrease in royalty revenue, which has minimal corresponding impact on cost of sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were $ 2,185,852 as compared to $ 1,391,264 for the nine months ended September 30, 2023. The increase in operating expenses for the nine months ended September 30, 2024 compared to the same period in 2023, was primarily attributed to higher marketing, payroll, and professional fees as the company continues to increase its operations. Additionally, the company issued 2,942,771units, resulting in unit-based compensation of $247,193 for the nine months ended September 30, 2024. There was no unit-based compensation for the nine months ended September 30, 2023.

Other Income

Net other income for the nine months ended September 30, 2024 was $ 1,179,790 compared to net other income of $ 706,450 for the nine months ended September 30, 2023. The increase in other income for the nine months ended September 30, 2024 compared to the same period in 2023, was primarily due to higher settlement payments received. This increase was partially offset by higher interest expenses as loans are being paid off and also includes $212,050 estimated interest and penalties related to unpaid taxes.

Income Tax

For the nine months ended September 30, 2024, the company had a provision for income taxes expense of $ 144,039. The company did not have a provision for income taxes for the same nine-month period ending September 30, 2023, as it had a history of losses to income.

Net Income

As a result of the factors mentioned above, net income decreased by $3,692,625, from $3,904,852 for the nine months ended September 30, 2023, to $212,227 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Nine Months Ended September 30,
	2024	2023
Net cash flows provided by operating activities	$249,303	$3,064,516
Net cash flows used in financing activities	$(492,964)	$(1,253,743)
Net cash used in investing activities	$-	-

Cash flow provided by operations was $ 249,303 for nine months ended September 30, 2024 as compared to cash flow provided by operations of $ 3,064,516 in nine months ended September 30, 2023.

During the nine months ended September 30, 2024, the Company repaid $294,712 of principal on convertible notes payable, repaid $165,810 of principal on notes payable to related parties and repaid $ 32,442 of lease liability principal.

During the nine months ended September 30, 2023, the Company repaid $ 370,072 of notes principal, repaid $ 221,609 of principal on convertible notes payable, repaid $627,639 of principal on notes payable to related parties and repaid $34,423 of lease liability principal.

Assets

At September 30, 2024 and December 31, 2023, we had total assets of $3,328,550 and $3,191,246, respectively. Assets primarily consist of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the nine months ended September 30, 2024. the Company’s cash decreased by $243,661 accounts receivable increased by $251,769, royalty receivable increased by $2,177, inventory increased by $285,048, net of obsolesce and vendor deposits increased by $136,933.

Liabilities

At September 30, 2024 and December 31, 2023, we had total liabilities of $2,254,820 and $2,576,936, respectively.  These liabilities primarily consist of notes payable, convertible notes payable, tax liabilities, refund liabilities, customer deposits, and accounts payable and accrued expenses. Between September 30, 2024, and December 31, 2023, customer deposits, accounts payable, and accrued expenses (both to unrelated and related parties) increased by a total of $234,094. Convertible notes and notes payable to unrelated and related parties also decreased by a total of $460,522. Additionally, the right-of-use obligation decreased by $20,335, and the refund liability decreased by $3,940, while the tax liability decreased by $71,413.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At September 30, 2024, we had $ 1,523,599 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the nine months ended September 30, 2024.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated cash flows from operations of $249,303 for the nine months ended September 30, 2024 and had positive working capital of $ 1,166,456 and had cash of $1,523,599 as of September 30, 2024. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2024 and December 31, 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2024 and December 31, 2023, the Company had approximately $702,902 and $947,184,   respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of September 30, 2024 and December 31, 2023, the Company had an allowance for expected credit loss of $25,419 and $ 10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2024 and December 31, 2023, the provision for potential   inventory obsolescence was $ 29,979 and $ 0, respectively.

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

During the nine months ended September 30, 2024, $473 was refunded to retail consumers in cash, and $79,670 in credits was issued to wholesale and distributor customers. Only $3,467 of the credits were utilized during the nine months ended September 30, 2024, the remaining unutilized credits are still included in the refund liability. The Company anticipates issuing refunds related to the recall throughout the year and will continue to evaluate potential losses.

As of September 30, 2024, and December 31, 2023, the refund liability was $182,545 and $186,485, respectively.

The following table provides information about accounts receivable, royalty receivable from contracts with customers and the refund liability as of September 30, 2024 and December 31, 2023:

	Accounts	Royalty	Refund
	Receivable	Receivable	Liability
December 31, 2023	$337,774	$88,286	$186,485
September 30, 2024	$589,543	$90,463	$182,545

Unit-Based Compensation

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

Unit-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair value, in accordance with ASC Topic 718. This expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (typically the vesting period).

For the three and nine months ended September 30, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

When it is determined that the embedded conversion options do not require bifurcation, the entire convertible instrument is accounted for as a single liability at amortized cost. Discounts or premiums on convertible instruments are recognized based on the difference between the proceeds received and the principal amount and are amortized over the life of the instrument using the effective interest method.

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

For the three and nine month periods ending September 30, 2023, 5,890,170 units underlying convertible debt were dilutive and were included in the earnings per share calculation.

For the three and nine month periods ending September 30, 2024, 1,864,780 units underlying convertible debt were antidilutive and excluded from the dilutive earnings per share calculation.

The following summarizes the calculation of basic and diluted income per unit for the three and nine months ended September 30, 2024 and September 30, 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) per common unit – basic:
Net income (loss) allocated to common unit holders	$(166,884)	$2,951,216	$212,227	$3,904,852
Weighted average common units outstanding - basic	89,935,870	88,804,035	89,179,936	88,804,035
Net income (loss) per common unit - basic	$(0.00)	$0.03	$0.00	$0.04

Net income (loss) per common unit – diluted:
Net income (loss) allocated to common unit holders - basic	$(166,884)	$2,951,216	$212,227	$3,904,852
Add: tax adjusted interest convertible debt	-	34,420	-	133,571
Net income (loss) allocated to common unit holders -diluted	$(166,884)	$2,985,636	$212,227	$4,038,423
Weighted average common units outstanding - basic	89,935,870	88,804,035	89,179,936	88,804,035
Add: diluted units related to convertible debt	-	5,890,170	-	5,890,170
Weighted average common units outstanding - diluted	89,935,870	94,694,205	89,179,936	94,694,205
Net income (loss) per common unit - diluted	$(0.00)	$0.03	$0.00	$0.04

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2024 and December 31, 2023 that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three and nine months ended September 30, 2023, the Company had minimal net income and a history of losses, and did not anticipate having a tax liability, so no provision for income tax was recorded.

During the three and nine months ended September 30, 2024, the Company made tax payments totaling $215,452. The Company recorded provisions for income tax expense of $15,332 and $144,039 were recorded for the three and nine month periods, respectively

The Company’s tax liability decreased from $879,803 as of December 31, 2023, to $808,390 as of September 30, 2024, primarily due to the impact of these provisions and payments.

The Company’s 2023 tax return included the use of net operating loss (NOL) carryforwards to reduce taxable income. Due to uncertainty regarding the acceptance of these NOLs and the judgment that the NOLs do not meet the “more-likely-than-not” threshold of acceptance, the Company has recorded an estimated liability of $212,050 for potential penalties and interest associated with a possible disallowance of these NOLs. This amount has been included in accounts payable and accrued expenses and classified as interest expense on the Statement of Operations.

The items accounting for the difference between income taxes at the effective Federal statutory rate and the provision for income taxes for the three and nine months ended September 30, 2024 were as follows:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income tax expense at U.S. statutory rate	$12,704	$119,346
State income taxes, net of federal benefit	2,628	24,693
Valuation allowance
Provision for income tax expense	$15,332	$144,039

The provision for income taxes, effective tax rate, statutory federal income tax rate, and rate reconciliation for the three and nine months ended September 30, 2024, and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for Income Taxes Expenses	$15,332	$-	$144,039	$-
Statutory Federal Income Tax Rate	21.00%	21.00%	21.00%	21.00%
State Income taxes, net of federal benefit	4.35%	4.35%	4.35%	4.35%
Valuation Allowance	-	(25.35)%	-	(25.35)%
Effective Tax Rate	25.35%	-	25.35%	-

The Company’s effective tax rate for the three and nine months ended September 30, 2024 was higher than the statutory federal income tax rate, primarily due to state income taxes. Additionally, the effective tax rate for the three and nine months September 30, 2024 was higher compared to the period in 2023 because the Company had losses to offset income, which were fully utilized during 2023.

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

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. The update mandates disclosures in the notes to financial statements, detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are expected to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flows. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2024-03 on its financial reporting and disclosures.

On March 21, 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2024-01 ("ASU 2024-01"), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c) During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

VPR BRANDS, LP

Dated: November 14, 2024	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)