Form 10-K
period 2024-12-31
VPR Brands, LP.
filed 2025-04-16
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $5,613,677. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of April 16, 2025 was 91,746,806.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, the terms “VPR Brands,” the “Company,” “we,” “our” and/or “us,” refer to VPR Brands, LP.

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

Electronic Cigarettes, Personal Vaporizers and Medical Vaporizers for Cannabis Use

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

We have developed a line of electronic cigarette e-liquids which were previously sold under the brand name “Vapor X”, “Krave” and “Helium.” We plan to develop a complete line of disposable and rechargeable electronic personal vaporizers for cannabis and CBD under the “ELF” and “TWITCH” brand.

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

We have developed a line of vaporizers that are for use with medical cannabis under the “HONEYSTICK” brand. These vaporizers are designed for sale in the medical and recreational cannabis markets and currently feature mainly vaporizers for essential oils and concentrates. We plan to launch and develop more units for dry herb and cannabis extracts, and continue to expand the line to offer more innovative technology that is high performance and convenient. We also conduct most of our private label production for cannabis oriented vaporizers.

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

The U.S. federal government regulates drugs through the Controlled Substances Act of 1970, as amended (the “CSA”), which places controlled substances, including cannabis, in a schedule. Cannabis is classified as a Schedule I controlled substance. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The U.S. Department of Justice (the “DOJ”) defines Schedule I drugs, substances or chemicals as “drugs with no currently accepted medical use and a high potential for abuse.” However, the U.S. Food and Drug Administration (the “FDA”) has approved Epidiolex, which contains a purified form of the drug cannabidiol (“CBD”), a non-psychoactive ingredient in the cannabis plant, for the treatment of seizures associated with two epilepsy conditions. The FDA has not approved cannabis or cannabis compounds as a safe and effective drug for any other condition. Moreover, pursuant to the Agriculture Improvement Act of 2018 (the “Farm Bill”), CBD remains a Schedule I controlled substance under the CSA, with a narrow exception for CBD derived from hemp with a tetrahydrocannabinol (“THC”) concentration of less than 0.3%.

We maintain our operations so as to remain in compliance with the CSA. Even in those jurisdictions in which the manufacture and use of medical marijuana has been legalized at the state level, the possession, use and cultivation all remain violations of federal law that are punishable by imprisonment and substantial fines, and the prescription of marijuana is a violation of federal law. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them.

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

On January 4, 2018, former U.S. Attorney General Jeff Sessions issued a memorandum (the “Sessions Memo”) which rescinded the Cole Memo. The Sessions Memo stated, in part, that current law reflects “Congress’ determination that cannabis is a dangerous drug and cannabis activity is a serious crime,” and Mr. Sessions directed all U.S. Attorneys to enforce the laws enacted by Congress by following well-established principles when pursuing prosecutions related to cannabis activities. We are not aware of any prosecutions of investment companies doing routine business with licensed marijuana related businesses in light of the DOJ position following issuance of the Sessions Memo. However, there can be no assurance that the federal government will not enforce federal laws relating to cannabis in the future. As a result of the Sessions Memo, federal prosecutors are now free to utilize their prosecutorial discretion to decide whether to prosecute cannabis activities, despite the existence of state-level laws that may be inconsistent with federal prohibitions. No direction was given to federal prosecutors in the Sessions Memo as to the priority they should ascribe to such cannabis activities, and thus it is uncertain how active U.S. federal prosecutors will be in relation to such activities.

Federal prosecutors appear to continue to use the Cole Memo’s priorities as an enforcement guide. Former U.S. Attorney General Merrick Garland indicated that he was deprioritizing enforcement of low-level cannabis crimes such as possession, and shared his view that the government should focus on large-scale criminal enterprises that circumvent state legalization laws instead of going after people who abide by local cannabis policies. There were no new federal cannabis memoranda issued by the Biden Administration or any published change in federal enforcement policy. We are unaware of any new enforcement guidelines being released by the Trump administration. The U.S. federal government has always reserved the right to enforce federal law regarding the sale and disbursement of medical or recreational marijuana, even if state law sanctioned such sale and disbursement. Although the rescission of the Cole Memo does not necessarily indicate that marijuana industry prosecutions are now affirmatively a priority for the DOJ, there can be no assurance that the U.S. federal government will not enforce such laws in the future. The sheer size of the cannabis industry, in addition to participation by state and local governments and investors, however, suggests that a large-scale federal enforcement operation would more than likely create unwanted political backlash for the DOJ and the current administration. Regardless, at this time, cannabis remains a Schedule I controlled substance at the federal level. It is unclear whether the risk of enforcement has been altered.

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

State laws that permit and regulate the production, distribution and use of cannabis for adult use or medical purposes are in direct conflict with the CSA, which makes cannabis use and possession federally illegal. Although certain states and territories of the U.S. authorize medical and/or adult use cannabis production and distribution by licensed or registered entities, under U.S. federal law, the possession, use, cultivation and transfer of cannabis and any related drug paraphernalia is illegal, and any such acts are criminal acts under federal law under any and all circumstances under the CSA. Although our activities are believed to be compliant with applicable state and local laws, strict compliance with state and local laws with respect to cannabis may neither absolve us of liability under U.S. federal law, nor may it provide a defense to any federal proceeding which may be brought against us.

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

As part of the “Consolidated Appropriations Act, 2021,” in a COVID-19 relief bill signed into law on December 27, 2020, the U.S. Congress amended the Prevent All Cigarette Trafficking (“PACT”) Act to apply to e-cigarettes and all vaping products. Originally passed in 2009, the PACT Act amended the existing Jenkins Act of 1949, which required interstate shippers to report cigarette sales to state tobacco tax administrators in order to combat illicit sales and tax avoidance. The PACT Act, among other things, prohibited the use of the U.S. Postal Service (“USPS”) to deliver cigarettes and smokeless tobacco products directly to consumers.

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

The PACT Act mandates that the ATF maintain a non-compliant list of persons who fail to comply with the PACT Act. Placement on the list bars common carriers and other persons from delivering products sold by the listed company. ATF distributes the list to common carriers, USPS, credit card companies and others to help enforce the list.

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

Business Strategy

VPR Brands is a holding company, whose assets include an issued U.S. patent for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components, as well as pocket lighters. We also have several trademarks ( ELF, HONEYSTICK, PHANTOM, RIPPER, VPOD, VAPOR X,) for licensing activities. We are also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette personal vaporizer and pocket lighter patents are the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market, license and distribute a line of vaporizers under the “ELF” brand;

●	Design, market and distribute a line of CBD products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the “KRAVE” brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes.

We design, develop, market and distribute a line of products oriented toward the cannabis markets, which is the HoneyStick brand of vaporizers and the Goldline CBD products. We design, develop, market and distribute a line of products oriented towards the electronic cigarette market which is the ELF brand of products. This allows us to capitalize on the rapidly growing expansion within the cannabis and electronic cigarette markets. The original HoneyStick vaporizer placed second in the High Times SoCal Cannabis Cup in 2016, greatly popularizing the brand and making its performance recognized.

Patent and Trademark Rights

We are evaluating our options and conducting investigations to determine if our intellectual property is being infringed upon in the U.S. and globally. and if so, by whom. We are prosecuting infringers and pursuing available remedies. We have hired a law firm on contingency basis to file suit against infringers.

License of our Technology and Trademarks

In light of recent lawsuits filed against several electronic cigarette companies, we believe that an opportunity exists to license our patented technology and trademarks to companies named in those lawsuits and others who may be seeking an alternative to the electronic cigarette technologies which are or may be subject to patent litigation. We are actively enforcing our intellectual property rights via lawsuits against infringers.

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

Part of our business strategy focuses on the establishment of contractual relationships with distributors and prominent branding focused on performance and quality. We are aware that e-cigarette competitors in the industry are also seeking to enter into such contractual relationships and try to create brand loyalty. In many cases, competitors for such contracts may have greater management, human, and financial resources than we do for entering into such contracts and for attracting distributor relationships. Furthermore, certain of our electronic cigarette competitors may have better control of their supply and distribution, be, better established, larger and better financed than us.

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

In addition, as a result of the acquisition of certain assets from Vapor Corp. (“Vapor”), we have acquired various trademarks and domains. The following is the list of trademarks:

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

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of an substantial equivalence exemption determination. We cannot predict if any of the products in our product line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if we were to undertake obtaining premarket approval through any of the available pathways.

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

We have not filed any PMTAs. We have switched all of our nicotine products to Tobacco Free Nicotine and/or have almost completely stopped selling nicotine based vapor products. We are determined to focus on cannabis vape hardware products and lighters.

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

We may be required to discontinue, prohibit or suspend sales of our e-liquid products in states that require us to obtain a retail tobacco license. If we are unable to obtain certain licenses, approvals or permits and if we are not able to obtain the necessary licenses, approvals or permits for financial reasons or otherwise and/or any such license, approval or permit is determined to be overly burdensome to us, then we may be required to cease sales and distribution of our e-liquid products to those states, which would have a material adverse effect on our business, results of operations and financial condition.

As a result of FDA import alert 66-41 (which allows the detention of unapproved drugs promoted in the U.S.), U.S. Customs has from time to time temporarily and in some instances indefinitely detained certain products. If the FDA modifies the import alert from its current form which allows U.S. Customs discretion to release the products, to a mandatory and definitive hold, we may no longer be able to ensure a supply of raw materials or saleable product, which will have material adverse effect on our business, results of operations and financial condition.

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

As noted above, the PACT Act now applies to apply to e-cigarettes and all vaping products.

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

If e-liquid, e-cigarettes or other vaping products are subject to one or more significant regulatory initiatives enacted under the FCTC, our business, results of operations and financial condition could be materially and adversely affected.

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

Company’s Efforts to Mitigate Risks Associated with New and Evolving Regulation

We are constantly seeking to stay in compliance with all existing and reasonably expected future regulations. Through our internal compliance team, market consultants and technicians and testing labs hopes to stay in accordance with all standards whether set forth in the New Tobacco Products Directive or the Deeming Regulations. Making sure that all e-liquid products meet and exceed the standards set forth by each market’s regulatory body is our highest concern. Staying in compliance with all marketing and packaging directives is imperative to maintaining access to the markets. Although these processes are costly and time consuming, it is imperative for our success that these steps are taken and constantly kept up to date. Failure to comply in a timely fashion to any particular directive or regulation could have material adverse effects on the results of business operations.

CBD Products

Our CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the Controlled Substances Act of 1970 (“CSA”). Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since we believe our CBD products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, we believe that our CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because we believe our CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that we would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

Furthermore, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) provides additional regulations regarding the production of hemp-based products and there is the risk that its CBD products may be found to be in violation of these regulations. Specifically, the 1946 Agricultural Act (as amended by the 2018 Farm Bill) contains provisions relating to the shared state-federal jurisdiction over hemp cultivation and production, whereby states and Indian tribes have been delegated the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), a plan under which a State or Indian tribe monitors and regulates the production of hemp shall only be required to include “(i) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (ii) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (iii) a procedure for the effective disposal of—(I) plants, whether growing or not, that are produced in violation of this subtitle; and (II) products derived from those plants; (iv) a procedure to comply with enforcement procedures; (v) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of applicable law; (vi) a procedure for submitting the information, as applicable, to the Secretary of Agriculture (the “Secretary”) not more than 30 days after the date on which the information is received; and (vii) a certification that the State or Indian tribe has the resources and personnel to carry out the practices and procedures described in clauses (i) through (vi).” Further, a hemp producer in a State or the territory of an Indian tribe for which a State or Tribal plan is approved shall be determined to have negligently violated the State or Tribal plan, including by negligently— “(i) failing to provide a legal description of land on which the producer produces hemp; (ii) failing to obtain a license or other required authorization from the State department of agriculture or Tribal government, as applicable; or (iii) producing Cannabis sativa L. with a delta-9 THC concentration of more than 0.3 percent on a dry weight basis.” A hemp producer that negligently violates a State or Tribal plan three times in a five-year period shall be ineligible to produce hemp for a period of five years beginning on the date of the third violation. If the State department of agriculture or Tribal government in a State or the territory of an Indian tribe for which a State or Tribal plan, as applicable, determines that a hemp producer in the State or territory has violated the State or Tribal plan with a culpable mental state greater than negligence— “(i) the State department of agriculture or Tribal government, as applicable, shall immediately report the hemp producer to —(I) the Attorney General; and (II) the chief law enforcement officer of the State or Indian tribe, as applicable.” In the case of a State or Indian tribe for which a State or Tribal plan is not approved, the production of hemp in that State or the territory of that Indian tribe shall be subject to a plan established by the Secretary to monitor and regulate that production. A plan established by the Secretary under shall include— “(A) a practice to maintain relevant information regarding land on which hemp is produced in the State or territory of the Indian tribe, including a legal description of the land, for a period of not less than three calendar years; (B) a procedure for testing, using post-decarboxylation or other similarly reliable methods, delta-9 tetrahydrocannabinol concentration levels of hemp produced in the State or territory of the Indian tribe; (C) a procedure for the effective disposal of—(i) plants, whether growing or not, that are produced in violation of applicable law; and (ii) products derived from those plants; (D) a procedure to comply with the enforcement procedures; (E) a procedure for conducting annual inspections of, at a minimum, a random sample of hemp producers to verify that hemp is not produced in violation of this subtitle; and (F) such other practices or procedures as the Secretary considers to be appropriate. The Secretary shall also establish a procedure to issue licenses to hemp producers. In the case of a State or Indian tribe for which a State or Tribal plan is not approved under applicable law, it shall be unlawful to produce hemp in that State or the territory of that Indian tribe without a license issued by the Secretary. A violation of a plan established by the Secretary shall be subject to enforcement and the Secretary shall report the production of hemp without a license issued by the Secretary to the Attorney General. In the event that our CBD products are found to be in violation of these regulations, we may become subject to enforcement action as provided for in the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and may become subject to prosecution thereunder.

Corporate History

We were incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, we changed our name to Jobsinsite, Inc. On June 18, 2009, we merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, we filed Articles of Conversion with the Secretary of State of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, we changed our name to VPR Brands, LP. We are managed by Soleil Capital Management LLC, a Delaware limited liability company (our “General Partner”).

Under our Limited Partnership Agreement, as amended (the “partnership agreement”), we are authorized to issue an unlimited number of partnership interests for the consideration and on the terms and conditions determined by our General Partner, without the approval of the unitholders. We may also issue additional partnership interests that, as determined by our General Partner, may have rights to distributions or special voting rights to which the common units are not entitled. The common unitholders do not have preemptive rights under the partnership agreement to acquire additional common units or other partnership interests. As of the date hereof, 91,746,806 common units, no par value per unit, are issued and outstanding and no Class A preferred units, no par value per unit, are issued and outstanding.

Since our inception, we have generated nominal revenues through the sale of software items related to the job search industry and in 2009, management actively explored opportunities to manage private capital. Specifically, we had plans to sponsor and manage limited partnerships organized for the purpose of exploring opportunities to acquire securities in secondary transactions of venture backed businesses and dispensing capital to seed stage venture capital opportunities. As a result of our new business direction and in an effort to establish operations in the venture capital and private equity industry, we have reorganized the business and restructured as a public limited partnership. In 2013, management identified an opportunity to acquire a portfolio of electronic cigarette and personal vaporizers patents. In connection with this transaction our business objectives pivoted and we are now focusing our efforts on the electronic cigarette and personal vaporizer industry and is pursuing plans to commercialize and monetize its portfolio of electronic cigarette and personal vaporizer patents. Prior to our decision to design, develop and market electronic cigarette e-liquids sold under the Helium brand in March 2016, we had designed, developed and marketed electronic cigarettes sold under the RED brand.

On December 27, 2013, we entered into a patent acquisition agreement (the “Purchase Agreement”) Guocheng “Greg” Pan, pursuant to which we agreed to purchase certain electronic cigarette and personal vaporizer patents owned and invented by Mr. Pan (the “Purchased Assets”). Under the terms of the Purchase Agreement and in consideration for the acquisition of the Purchased Assets, we issued to Mr. Pan (and certain of his designees) 10,501,700 common units representing limited partnership units and a warrant to purchase 2,000,000 common units representing limited partnership units. The warrants entitle Mr. Pan (or his designees) to purchase common units at $0.15 per common unit with an expiration date 10 years from the effective date of the Purchase Agreement.

The patents were originally valued based on number of units issued, warrants issued, valuation of the traded stock at the time of issuance and similar patents sold during the year. Based on these assumptions, we valued the assets purchased at approximately $5.5 million at the time of purchase. During the year ended December 31, 2014, we determined due to lack of sales and projected sales and completion in the industry the value of the patent should be significantly reduced. As a result, we wrote off the entire patent.

On May 29, 2015, we entered into a Share Purchase Agreement with Kevin Frija (“Frija Share Purchase Agreement”) for a private placement (“Private Placement”) of up to 50,000,000 common units representing limited partnership interests. The Private Placement was expected to occur in multiple tranches. For the first tranche, on June 4, 2015, we issued 10,000,000 common units to Mr. Frija at a purchase price of $0.01 per unit, resulting in gross proceeds of $100,000. In subsequent tranches, Mr. Frija had the right to buy an additional 40,000,000 common units at a purchase price of $0.01 per unit. We expected to receive gross proceeds of $400,000 in the aggregate upon the closing of the subsequent tranches of the Private Placement. No placement agent has participated in the Private Placement.

In connection with the Share Purchase Agreement, we named Mr. Frija Chief Executive Officer and Chairman of the Board of Directors and as a manager of our General Partner. Contemporaneous with Mr. Frija’s appointments, the then current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, resigned from their respective positions. Notwithstanding, Mr. Greg Pan continues to serve as a member of the board of directors and as a manager of the General Partner and Mr. Jon Pan continues to serve as our consultant . In consideration and as severance, for Jon Pan’s resignation as chief executive officer, we and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein we agreed to grant Jon Pan the right to purchase 10,000,000 common units at a price of $0.01 per unit.

On September 2, 2015, in accordance with authority granted to the General Partner under the partnership agreement, the General Partner changed our name (“Name Change”) from Soleil Capital L.P. to VPR Brands, LP by filing an amendment to our Certificate of Limited Partnership with the Delaware Secretary of State. Accordingly, on September 10, 2015, the General Partner also amended the partnership agreement to reflect the Name Change from Soleil Capital L.P. to VPR Brands, LP. On September 17, 2015, the Financial Industry Regulatory Authority (FINRA) approved the Name Change and our new trading symbol VPRB.

We, Soleil Capital Management LLC and Greg Pan entered into a Termination of Share Purchase Agreement on August 18, 2015, which terminated the Share Purchase Agreement, dated June 1, 2015, among the Company, Soleil Capital Management LLC and Greg Pan.

On December 9, 2015, Mr. sold an aggregate of 9,000,000 of his common units at a sale price of $0.01 per unit (for an aggregate of $90,000) to Jacob Levy (1,000,000 units), Nissim Levy (1,000,000 units), Sara Morad (1,000,000 units), Yaron Edery (1,000,000 units), Barry Rub (2,000,000 units), Hannah Frija (2,000,000 units), and Ralph Frija (1,000,000 units).

On March 28, 2016, Mr. Frija exercised a right to buy 15,000,000 common units at a purchase price of $0.01 per unit, resulting in 15,000,000 common units issued to Mr. Frija in exchange for gross proceeds of $150,000, pursuant to the terms of the Frija Share Purchase Agreement, leaving a balance of 25,000,000 common units to purchase at $0.01 per unit under the right to buy under the Frija Share Purchase Agreement.

On May 23, 2016 ($20,000) and May 31, 2016 ($20,000) and June 16, 2016 ($10,000), pursuant to the terms of the Frija Share Purchase Agreement, Mr. Frija exercised a right to buy 5,000,000 common units at a purchase price of $0.01 per unit, resulting in 5,000,000 common units issued to Mr. Frija in exchange for total gross proceeds of $50,000, leaving a balance of 20,000,000 common units to purchase at $0.01 per unit (an aggregate purchase price of $200,000) under the right to buy under the Frija Share Purchase Agreement.

Asset Purchase Agreement with Vapor Corp.

On July 29, 2016, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) between Vapor and Mr. Frija (the former Chief Executive Officer of Vapor), pursuant to which Vapor sold Vapor’s wholesale operations and inventory related thereto (collectively, “Assets”) to us. The Vapor acquisition and the line of business was accounted for using the purchase method.

February 2019 Notes

In February 2019, we issued five similar senior convertible promissory notes, each having a principal amount of $200,000 to each of (i) Brikor LLC (the “Brikor Note”); (ii) Mike Daiagi and Mathew Daiagi jointly (the “Daiagi and Daiagi Note”); (iii) Amber Investments LLC (the “Amber Investments Note”); (iv) K & S Pride Inc. (the “K & S Pride Note”); and (v) Surplus Depot Inc. (the “Surplus Depot Note” and collectively with the Brikor Note, Daiagi and Daiagi Note, Amber Investments Note, K & S Pride Note and Surplus Depot Note, the “February 2019 Notes”). The principal amount due under the February 2019 Notes bear interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of each of the February 2019 Notes) are due and payable on the third anniversary of the issue date. The February 2019 Notes and the amounts payable thereunder are unsecured obligations and are senior in right of payment and otherwise to all indebtedness, as provided in the February 2019 Notes, and each of them.

At any time after the first anniversary of the issue date, the holders may require us, upon at least 30 business days’ written notice, to redeem all or any portion of the February 2019 Notes, and each of them. The portion of the February 2019 Notes subject to redemption will be redeemed in cash.

The February 2019 Notes are convertible into common units. Pursuant to the terms of the February 2019 Notes, the holders have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the February 2019 Notes at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the February 2019 Notes) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the February 2019 Notes to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any.

Frija Notes

From time to time we have received funds from Mr. Frija, our Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and significant unitholder, in exchange for promissory notes (the “Frija Notes”). All of the Frija Notes were unsecured, bore an interest rate of 24% per annum, were due on the one year anniversary of the date of the respective Frija Note, and permitted Mr. Frija to deduct one ACH payment from our bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid on each of the Frija Notes. Information regarding certain of the Frija Notes is included below.

On February 25, 2021, we received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Mr. Frija (“April 2021 Frija Note”) An additional amount of $5,000 was received in January 2021. The balance of the April 2021 Frija Note ($43,550) was repaid during the year ended December 31, 2023. Accordingly, the balance of the April 2021 Frija Note as of December 31, 2024 and 2023 was $0.

From May to June 2021, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021, to Mr. Frija (“June 2021 Frija Note”) The balance of the June 2021 Frija Note ($68,760) was repaid during the year ended December 31, 2023. Accordingly, the balance of the April June 2021 Frija Note as of December 31, 2024 and 2023 was $0.

From June to September 2021, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021, to Mr. Frija (“September 2021 Frija Note”). The balance of the September 2021 Frija Note ($87,099) was repaid during the year ended December 31, 2023. Accordingly, the balance of the September 2021 Frija Note as of December 31, 2024 and 2023 was $0.

In September and November 2021, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Mr. Frija. The balance of the November 2021 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the November 2021 Frija Note as of December 31, 2024 and 2023 was $0.

In November 2021, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Mr. Frija. The balance of the November 2021 2nd Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the November 2021 2nd Frija Note as of December 31, 2024 and 2023 was $0.

On December 8, 2021, we issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Mr. Frija. The balance of the December 2021 Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the December 2021 Note as of December 31, 2024 and 2023 was $0.

In December 2021, we received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Mr. Frija. The balance of the January 2022 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022 Frija Note as of December 31, 2024 and 2023 was $0.

In January 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Mr. Frija. The balance of the January 2022B Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022B Frija Note as of December 31, 2024 and 2023 was $0.

In January 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Mr. Frija. The balance of the January 2022C Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022C Frija Note as of December 31, 2024 and 2023 was $0.

In March 2022, the Company received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Mr. Frija. The balance of the March 2022 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the March 2022 Frija Note as of December 31, 2024 and 2023 was $0.

In April 2022, the Company received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Mr. Frija. The balance of the April 2022 Frija Note ($50,809) was repaid during the year ended December 31, 2024. The balance of the April 2022 Frija Note as of December 31, 2024 and 2023 was $0 and $50,809, respectively.

In May 2022, the Company received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “May 2022 Frija Note”) to Mr. Frija. The balance of the May 2022 Frija Note ($100,001) was repaid during the year ended December 31, 2024. The balance of the May 2022 Frija Note as of December 31, 2024 and 2023 was $0 and $100,001, respectively.

In September 2022, the Company received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Mr. Frija. The balance of the September 2022 Note ($15,000) was repaid during the year ended December 31, 2024. The balance of the September 2022 Note as of December 31, 2024 and 2023 was $0 and $15,000, respectively.

Employees

As of December 31, 2024, we had 11 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

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

Recent Developments

Pop Vapor Settlement

In February 2025, we entered into a Settlement Agreement & Release (the “Pop Vapor Agreement”) with Pop Vapor Co LLC (“Pop Vapor”). The Pop Vapor Agreement was entered into in the ordinary course of business, following our assertion of patent infringement of U.S. patent no. 8,205,622 (the “Patent”), by Pop Vapor, related to Pop Vapor’s autodraw electronic cigarette products under the POP HIT brand, including the Pop Disposable Device (the “Pop Vapor Dispute”).

Pursuant to the terms of the Pop Vapor Agreement, the parties agreed to settle the Pop Vapor Dispute according to the following terms: Pop Vapor shall pay us the sum of $30,000 within 14 days of entry into the Pop Vapor Agreement, and we granted to Pop Vapor a non-exclusive, non-assignable, perpetual license to the Patent and related patents, including the both the Patent and all parents, continuations, continuations in part, or divisionals of the Patent or its family members, and has allowed Pop Vapor to make, use, sell, offer for sale, import, export, supply, lease, distribute, purchase, perform, provide, display, transmit, or otherwise practice from the Patent family, with respect to manufacturing, marketing and selling the POP Hit devices, in consideration of the royalty payment terms, as follows:

●	Pop Vapor will pay a royalty of $0.05 per unit of the POP Hit branded devices sold by Pop Vapor beginning on April 1, 2024, through the earlier of (1) a final finding of invalidity and/or unenforceability of the Patent or (2) the expiration of the Patent (currently expected on July 16, 2030); and

●	The royalty payment shall be made quarterly by Pop Vapor, and within 60 days of the end of each quarter. Along with the royalty payment, Pop Vapor will provide us with a quarterly royalty report within 45 days of the end of each quarter, reflecting Pop Vapor’s total unit sales of the POP Hit branded devices in the previous quarter, and the royalties then due.

Daze Settlement

In December 2024, we entered into a Settlement Agreement & Release (the “Daze Agreement”) with 7 Daze LLC (“Daze”). The Daze Agreement was entered into in the ordinary course of business, following our assertion of patent infringement of the Patent by Daze’s autodraw electronic cigarettes, including those marketed under the Ohmlet and Egge brand names, and any other auto-draw electronic cigarette marketed and/or sold by Daze (the “Daze Dispute”).

Pursuant to the terms of the Daze Agreement, the parties agreed to settle the Daze Dispute, and we granted to Daze and its parents, subsidiaries and related companies a fully paid-up, royalty free, non-exclusive license to practice the invention in the Patent and all related patents and applications in the United States and worldwide, for the full term of the Patent and all related patents and applications including, without limitation, without limitation, the rights to make, have made, use, import, license, offer to sell, and sell the invention in the Patent and all related patents and applications. The License also serves as a covenant not to sue Daze in connection with Daze and its parents’, subsidiaries’ and related companies’ manufacturing, use, distribution, or sale of any products for infringement of the invention in the Patent and all related patents and applications.

Pursuant to the terms of the Daze Agreement, Daze agreed to pay us the sum of $100,000 according to the following payment schedule:

i.	$25,000 on or before December 20, 2024; and

ii.	Six monthly payments of $12,500, due on the first day of each consecutive month beginning on February 1, 2025 and ending with the sixth and final payment due July 1, 2025.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on our business and our operations:

●	We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

●	We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

●	We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

●	We may be unable to promote and maintain our brands.

●	We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

●	If we are unable to manage our anticipated future growth, our business and results of operations could suffer materially.

●	We are subject to significant product liability litigation.

●	Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

●	Our patents and our ability to enforce them.

●	We may not be able to adequately protect our intellectual property rights in China or elsewhere, which could harm our business and competitive position.

●	Third parties may claim that we infringe their intellectual property and trademark rights.

●	Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

●	We rely on our CEO and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

●	We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

●	We are subject to significant product liability litigation.

●	If we are the subject of future product defect or liability suits, our business will likely fail.

●	If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

●	Product exchanges, returns and warranty claims may adversely affect our business.

●	Adverse economic conditions may adversely affect the demand for our products.

●	We rely, significantly, on the efforts of third party agents to generate sales of our products.

●	We may not be able to establish sustainable relationships with large retailers or national chains.

●	We may not be able to adapt to trends in our industry.

●	We depend on third party manufacturers for our products.

●	We rely on Chinese manufacturers to produce our products.

●	Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on us.

●	We may face competition from foreign importers who do not comply with government regulation.

●	Our results of operations could be adversely affected by currency exchange rates and currency devaluations.

●	We depend on our General Partner and its managers, Messrs. Frija and Pan.

●	Rights of limited partners are significantly different than rights of shareholders of a corporation.

●	Our General Partner, Soleil Capital Management LLC, is solely responsible for our operations.

●	Our ability to retain our management is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

●	The control of our General Partner may be transferred to a third party without common unitholder consent.

●	We have hired and will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

●	We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

●	The business that we conduct outside the U.S. may be adversely affected by international risk and uncertainties.

●	Our business is primarily involved in the sales of products that contain nicotine and/or CBD, which faces significant regulation and actions that may have a material adverse effect on our business.

●	Many of our products contain nicotine, which is considered to be a highly addictive substance.

●	Significant increases in state and local regulation of our products have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions.

●	There is uncertainty related to the federal regulation of e-products. Increased regulatory compliance burdens could have a material adverse impact on our business development efforts.

●	Recent bans on the sales of flavored e-cigarettes directly impact the markets in which we may sell our products, and may have a material adverse impact on our business.

●	There is uncertainty related to the regulation of flavored e-cigarette liquid and vaporization products and certain other consumption accessories, including the possibility that all flavored e-cigarette liquid and vaporization products may be recalled or removed from the market entirely. Any increased regulatory compliance burdens will have a material adverse impact on our operations and future business development efforts.

●	The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect our business.

●	The market for electronic cigarettes and vapor products is a niche market, subject to a great deal of uncertainty and is still evolving.

●	There is substantial concern regarding the effect of long-term use of electronic cigarettes and vaping products. Despite the recent outbreak of vaping-related lung injuries, the medical profession does not yet definitively know the cause of such injuries. Should electronic cigarettes or vapor products, including our products, be determined conclusively to pose long-term health risks, including a risk of vaping-related lung injury, our business will be negatively impacted.

●	Possible yet unanticipated changes in federal and state law could cause any of our current products, containing hemp-derived CBD oil to be illegal, or could otherwise prohibit, limit or restrict any of our products containing CBD.

●	If our hemp oil products are found to violate federal law or if there is negative press from being in a hemp or cannabis-related business, we could be criminally prosecuted or forced to suspend or cease operations.

●	Our product candidates are not approved by the FDA or other regulatory authority, and we face risks of unforeseen medical problems, and up to a complete ban on the sale of our product candidates.

●	Sources of hemp-derived CBD depend upon legality of cultivation, processing, marketing and sales of products derived from those plants under state law.

●	Because our distributors may only sell and ship our products containing hemp-derived CBD in states that have adopted laws and regulations qualifying under the 2018 Farm Act, a reduction in the number of states having such qualifying laws and regulations could limit, restrict or otherwise preclude the sale of intended products containing hemp-derived CBD.

●	Our business, results of operations and financial condition could be adversely affected if we are taxed like other tobacco products or if we are required to collect and remit sales tax on certain of our internet sales.

●	We may have a difficult time obtaining the various insurances that are desired to operate our business in the CBD industry, which may expose us to additional risk and financial liability.

●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common units.

●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.

●	The issuance of a large number of common units could significantly dilute existing unitholders and negatively impact the market price of our common units.

●	Our common units are a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

●	Our directors and officers control a substantial number of our common units, decreasing your influence on unitholder decisions.

●	Units eligible for future sale may adversely affect the market.

●	Provisions of our partnership agreement may delay or prevent a takeover which may not be in the best interests of our unitholders.

●	We do not expect to pay dividends in the foreseeable future.

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

Our operating results depend to a large extent on our ability to successfully manage our anticipated growth. To manage our anticipated growth, we believe we must effectively, among other things:

●	hire, train and manage additional employees;

●	expand our marketing and distribution capabilities;

●	increase our product development activities

●	add additional qualified finance and accounting personnel; and

●	implement and improve our administrative, financial and operational systems, procedures and controls.

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

Adverse publicity concerning any actual or purported failure by us to comply with applicable laws and regulations regarding any aspect of our business could have an adverse effect on our public perception. This, in turn, could negatively affect our ability to obtain financing, endorsers and attract distributors or retailers for our products, which would have a material adverse effect on our ability to generate sales and revenue.

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

We rely significantly on the efforts of third party agents to generate sales of our products.

We rely significantly on the efforts of independent distributors to purchase and distribute our products to wholesalers and retailers. No single distributor currently accounts for a material percentage of our sales and we believe that should any of these relationships terminate we would be able to find suitable replacements and do so on a timely basis. However, any loss of distributors or our ability to timely replace any given distributor could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on us.

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, Canada, or Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has implemented or increased tariffs, and announced it intends to implement or increase additional tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any resulting negative sentiments toward the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and financial condition.

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

We depend on our General Partner and its managers, Messrs. Frija and Pan.

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

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners, have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our partnership agreement. For example, limited partners do not elect persons to our board of directors. Our General Partner has limited call rights to our securities; please read carefully our partnership agreement, which governs the relationship between us and our unitholders.

Our General Partner, Soleil Capital Management LLC, is solely responsible for our operations.

The current managers of our General Partner are Kevin Frija, who is our current executive officer, Chairman, and a director, and Greg Pan, who is a director. Through the General Partner, Messrs. Frija and Pan manage all of our operations and activities. Our General Partner’s limited liability company agreement establishes a board of directors that will be responsible for the oversight of our business and operations. Our General Partner’s board of directors will be elected in accordance with its limited liability company agreement, where Mr. Frija (or, following his withdrawal, death or disability, any successor founder designated by him), will have the power to appoint and remove the directors of our General Partner. Following the withdrawal, death or disability of Mr. Frija (and any successor founder), the power to appoint and remove the directors of our General Partner will revert to the members of our General Partner who hold a majority in interest in our General Partner. Our common unitholders do not elect our General Partner or its board of directors and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unit holders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2024, our internal control over financial reporting was not effective. Management also concluded that our disclosure controls and procedures were not effective as of December 31, 2024. Although the number of employees has grown as a result of the hiring of additional accounting and information technology staff, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

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

On January 2, 2020, the FDA issued an enforcement policy effectively banning the sale of flavored cartridge-based e-cigarettes marketed primarily by large manufacturers in the United States without prior authorization from the FDA, which policy went into effect in February 2020. In addition, several state and local governments have temporarily or permanently banned the sale of flavored e-cigarettes as of the date of hereof, although some bans have been temporarily halted by judicially imposed injunctions. For example, effective January 1, 2025, the state of California prohibits retailers from selling flavored tobacco products, including e-cigarettes and vapes. Other states and municipalities are considering implementing similar restrictions, and some cities have implemented more restrictive measures than their state counterparts, such as San Francisco, which in June 2019, approved a ban on the sale of flavored nicotine products, including vaping liquids and menthol cigarettes. Any ban on the sale of flavored e-cigarettes directly limits the markets in which we may sell our products. In the event the prevalence of such bans increases across the United States, our business, results of operations and financial condition will be materially harmed.

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

The regulation of tobacco products by the FDA in the United States and the issuance of Deeming Regulations may materially adversely affect our business.

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

As of the date of this Annual Report on Form 10-K, we are not preparing to submit PMTAs for certain of our traditional nicotine electronic cigarette and vapor products, including, but not limited to menthol and/or tobacco products. We are evaluating the potential investment and returns associated with filing additional PMTAs for our products which we expect to cost at least $750,000 per sku application, which cost may vary based on several factors including the selection of contract research organizations to assist with the application process, as well as variable costs associated with scientific, market perception and clinical studies that may be required in connection with each PMTA. If we do not submit a PMTA for any our products considered to be Deemed Tobacco Products prior to the lapse of the grace period or if any PMTA submitted is denied, we will be required to cease the marketing and distribution of such our products, which, in turn, would have a material adverse effect on our business, results of operations and financial condition. Furthermore, there can be no assurance that if we were to complete a PMTA for any of the affected our products, that any application would be approved by the FDA.

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

Because electronic cigarettes and vapor products have been developed and commercialized recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to electronic cigarette and vapor product use. In November 2019, officials at the CDC reported a breakthrough in the investigation into the outbreak of vaping-related lung injuries. The CDC’s principal deputy director, Dr. Anne Schuchat, stated that “vitamin E acetate is a known additive used to dilute liquid in e-cigarettes or vaping products that contain THC,” suggesting the possible culprit for the series of lung injuries across the U.S. As a result, there is currently no way of knowing whether or not vapor products are safe for their intended use. If the medical profession were to determine conclusively that electronic cigarette or vapor product usage poses long-term health risks, the use of such products, including our products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

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

Currently, 25 states and Washington, D.C. have legalized recreational use for adults 21 years and older, while 38 states have legal medical marijuana programs. An additional 11 states permit the use of products containing CBD and small amounts of tetrahydrocannabinol (THC). Such state and territorial laws are in conflict with the federal CSA, which makes cannabis use and possession illegal at the federal level.

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

Presently the sale of e-products is generally not subject to federal, state and local excise taxes like the sale of conventional cigarettes or other tobacco products, all of which generally have high tax rates and have faced significant increases in the amount of taxes collected on their sales. In recent years, however, state and local governments have taken actions to move towards imposing excise taxes on e-products. Certain localities impose excise taxes on electronic cigarettes and/or liquid vapor. Other jurisdictions are contemplating similar legislation and other restrictions on electronic cigarettes. As of March 2025, more than 32 and the District of Columbia tax vape products. This represents a significant change since 2015, when only three states and Washington, D.C. had a vape tax.

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

Our officers and directors own 37,742,631 units, or approximately 41.1% of our outstanding common units. As a result, our officers and directors as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our board of directors even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 91,746,806 common units outstanding as of March 31, 2025, approximately 46,276,758 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

Provisions of our partnership agreement, as amended, may delay or prevent a takeover which may not be in the best interests of our unitholders.

Provisions of our partnership agreement may be deemed to have anti-takeover effects. Pursuant to Section 5.6 of the partnership agreement, the General Partner of the Company may, without the approval of our limited partners, issue additional securities for any partnership purpose at any time and from time to time for such consideration and on such terms and conditions as the General Partner shall determine in its sole discretion, all without the approval of any limited partners, and that each additional interest authorized to be issued by the Company may be issued in one or more classes, or one of more series of any such classes, with such designations, preferences, rights, powers and duties as shall be fixed by the General Partner in its sole discretion. Pursuant to Section 13.1 of the partnership agreement, the General Partner may, without the approval of any partner, any unitholder or any other person, amend any provision of the partnership agreement to reflect any amendment expressly permitted in the partnership agreement to be made by the General Partner acting along, therefore including the creation of a new class of Company securities with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common units.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have had a materially adverse effect on our operations, business, results of operations, or financial condition.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function. The Board oversees the implementation of the cybersecurity risk management program.

The Board receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from our information systems manager. The Board also receives briefings from management on the cybersecurity risk management program as needed.

Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants. Our information systems manager has many years of experience leading cybersecurity oversight and has extensive experience with information technology, including security, auditing, compliance, systems, and programming.

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

Item 2. Properties

On May 19, 2022, we entered into a 5-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 for the first year and provides for 5% increase in base rent on each anniversary date. There is additional common area maintenance charges which are approximately $2,500 per month. We believe that this facility is adequate for our current and future needs.

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

For the fiscal years ended December 31, 2024 and 2023, the following table sets forth the high and low closing bid quotations for our common units as reported by OTC Markets Group. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2023

First Quarter (January 1, 2023 through March 31, 2023)	$0.2100	$0.0625
Second Quarter (April 1, 2023 through June 30, 2023)	$0.1989	$0.1200
Third Quarter (July 1, 2023 through September 30, 2023)	$0.2170	$0.1290
Fourth Quarter (October 1, 2023 through December 31, 2023)	$0.1800	$0.1351

Fiscal Year Ended December 31, 2024

First Quarter (January 1, 2024 through March 31, 2024)	$0.2000	$0.1350
Second Quarter (April 1, 2024 through June 30, 2024)	$0.1949	$0.0831
Third Quarter (July 1, 2024 through September 30, 2024)	$0.1270	$0.0550
Fourth Quarter (October 1, 2024 through December 31, 2024)	$0.0700	$0.0302

Fiscal Year Ending December 31, 2025

First Quarter (January 1, 2025 through March 31, 2025)	$0.0430	$0.0240
Second Quarter (April 1, 2025 through April 15, 2025)	$0.0440	$0.0350

On April 15, 2025, the closing price of our common units on the OTCQB was $0.044 per unit.

Unitholders of Record

As of April 16, 2025, we had 91,746,806 outstanding common units and there were approximately 36 holders of record of our common units, not including holders who hold their units in street name.

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

For the fiscal years ended December 31, 2024 and 2023, we generated revenues of $5,676,359 and $9,853,825, respectively; reported net loss before taxes of $66,353   and net income before taxes of $3,812,605, respectively, and positive cash flow from operating activities of $274,094 and $3,481,356, respectively. As noted in our financial statements, we had an accumulated deficit of approximately $7,594,395 as of December 31, 2024.

Results of Operations

Results of Operations for the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Revenues

Our revenues for the twelve months ended December 31, 2024 and 2023 was $5,676,359 and $9,853,825, respectively. The decrease was a result of a decrease in customer sales and royalty revenue in the year ended December 31, 2024.

Cost of Sales

Cost of sales for the year ended December 31, 2024 and 2023 was $4,143,529 and $4,972,497, respectively. The decrease is the result of a decrease in sales during 2024. Gross margins decreased to 31% in 2024 from 80% in 2023 primarily due to no upfront royalties received in the year ended December 31, 2024.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $2,902,920, as compared to $2,210,072 for the year ended December 31, 2023. The increase was primarily due to unit-based compensation increases and increases in selling, general and administrative expenses in the year ended December 31, 2024.

Other Income

Other income increased to $1,303,737 for the year ended December 31, 2024, as compared to $1,141,349 for the year ended December 31, 2023. The increase was mainly attributable to estimated penalties related to the underpayment of income taxes..

Net (Loss) Income

Net loss for the year ended December 31, 2024 was $143,224,  compared to net income of $2,932,802 for the year ended December 31, 2023.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2024	2023
Net cash flows provided by operating activities	$274,094	$3,481,356
Net cash used in investing activities	$-	(30,000)
Net cash flows used in financing activities	$(621,420)	$(1,706,517)

We generated cash from operating activities of $274,094 for the year ended December 31, 2024, as compared to generating cash of $3,481,356 for the year ended December 31, 2023. The decrease in cash generated by operating activities was primarily a result of decreased levels of product sales and royalty revenue, inventory, partially offset by an increase in accounts payables.

During the years ended December 31, 2024 and 2023, the Company paid debt of $577,871 in 2024, as compared to $1,665,042 in 2023. During 2024 and 2023, the Company used cash from financing activities of $621,420 and $1,706,517, respectively.

Assets

At December 31, 2024 and 2023, we had total assets of $2,753,410 and $3,191,246, respectively. Assets primarily consist of the cash accounts held by us, inventory, vendor deposits, accounts receivable and a right-to-use asset. In 2024, our inventory increased by $42,416 as a result of additional purchases for new products, accounts receivable and royalty receivable collectively decreased by $41,279 from sales, vendor deposits decreased by $74,891, and right of use asset decreased by $28,890.

Liabilities

At December 31, 2024 and 2023, we had total liabilities of $2,035,131 and $2,576,936, respectively. The decrease was primarily due to a reduction in related party notes payable and convertible notes payable, partially offset by an increase in customer deposits and accounts payable.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2024, we had $1,419,934 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities; or (d) seek protection from creditors.

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

We consider the recognition and related assumptions   used in determining the collectability of accounts receivable and the realizability of the deferred tax assets and liabilities to be most critical in understanding the judgments that are involved in the preparation of our financial statements.

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2024.

Accounts Receivable

We recognize an allowance for expected credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, issued by the Financial Accounting Standards Board (“FASB”). This ASU establishes a current expected credit loss (“CECL”) model, which requires us to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

To estimate expected credit losses, we segregated our receivables into three risk-based categories, each reflecting distinct credit risk characteristics. A loss rate was then applied to each category based on historical experience and anticipated losses given the associated risk factors.

An allowance for credit losses is recorded through a provision for bad debts charged to earnings. The evaluation of expected credit losses is inherently subjective and requires management to make estimates that may be subject to significant revision as additional information becomes available.

As of December 31, 2024, and 2023, we had an allowance for expected credit losses of $131,716 and $10,925, respectively.

Income Taxes

We have recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2024, and 2023, we do not believe we have any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that may have an impact on our accounting and reporting. We believe that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flow when implemented.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024.

On March 21, 2024, the FASB issued ASU No. 2024-01 (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. We are currently evaluating the impact of the adoption of ASU 2024-01 on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. The update mandates disclosures in the notes to financial statements, detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are expected to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flow. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the potential impact of ASU 2024-03 on our financial reporting and disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8. Financial Statements and Supplementary Data

The financial information required by Item 8 begins on page F-1 through F-19.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2024, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 we identified the following material weakness:

We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, we lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, we lacked sufficient personnel to properly segregate duties.

Therefore, our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2024   that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.

(b)	During the quarter December 31, 2024, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended; and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended December 31, 2024, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of the executive officers and directors of our General Partner, Soleil Capital Management LLC.

Name	Age	Position with the Company	Since
Kevin Frija	53	Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board and Director; Manager of the General Partner	June 5, 2015
Greg Pan	68	Director and Manager of the General Partner	December 26, 2013
Daniel Hoff	39	Chief Operating Officer	January 3, 2017

Mr. Kevin Frija. Mr. Frija was appointed on June 5, 2015 as the chief executive officer, president, chairman of the board of directors, and a director of the Company and as the chief executive officer, president, chairman of the board of directors, a director and a manager of our General Partner. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1 million in sales to $25 million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear Fashions, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to our development and growth.

Mr. Guocheng “Greg” Pan. Mr. Pan PhD has been a director of the Company and a director and a manager of our General Partner since December 26, 2013. From December 26, 2013 to June 5, 2015, Mr. Pan served as our non-executive Chairman of the Board of Directors and our General Partner prior to resigning from such positions on June 5, 2015. Mr. Pan currently serves as chief executive officer and president of China Hanking Holdings (3788:HK) and Chairman of GreenWorld Technologies. Dr. Pan has obtained more than 25 years of experience in operations and management of various resource and investment companies. In addition to his broadly published papers and reports in the areas of resource modeling and economic evaluation, Mr. Pan has published over 20 patents in electronic cigarette technologies and vaporizing devices. Dr. Pan graduated from Peking University in 1982, obtained a masters degree in 1985 and a PhD from The University of Arizona in 1989. Mr. Pan is a citizen of the United States.

Daniel Hoff. Mr. Hoff has served as Chief Operating Officer (“COO”) since January 3, 2017. Mr. Hoff previously served as a consultant to us since 2016, serving as head of wholesale operations and Director of Alternative Products. He will retain these positions as COO. From 2007 until 2011, Mr. Hoff served as Finance & Accounting Manager at Vapor Corp., a company that designs, markets and distributes e-cigarettes, vaporizers, e-liquids and accessories. In this position, Mr. Hoff supervised corporate finance and accounting functions. From 2011 until 2014, Mr. Hoff served as Production & New Products Manager at Vapor Corp. and focused on supply chain management, product development and design and key vendor relations. From 2014 until July 2016, he served as Key Accounts Executive & Head of Alternative Products, building Vapor Corp.’s alternative products division and leading wholesale operations and key account management. We acquired Vapor Corp.’s wholesale operations and inventory in 2016, at which time Mr. Hoff joined us as a consultant until his appointment as COO.

Family Relationships

None.

Partnership Management and Governance

Our General Partner manages all of our operations and activities. Our General Partner is authorized in general to perform all acts that it determines to be necessary or appropriate to carry out our purposes and to conduct our business. Our partnership agreement provides that our General Partner in managing our operations and activities is entitled to consider only such interests and factors as it desires, including its own interests, and will have no duty or obligation (fiduciary or otherwise) to give any consideration to any interest of or factors affecting us or any limited partners, and will not be subject to any different standards imposed by the partnership agreement, the Delaware Limited Partnership Act or under any other law, rule or regulation or in equity. Our General Partner is wholly owned and controlled by Mr. Frija, our Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board and Director, and a significant unitholder. Our common unitholders have only limited voting rights on matters affecting our business and therefore have limited ability to influence management’s decisions regarding our business. The voting rights of our common unitholders are limited as set forth in our partnership agreement and in the Delaware Limited Partnership Act.

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

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee, or control person of the Company has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Board Leadership Structure and Board’s Role in Risk Oversight

Our Board of Directors has a Chairman, Mr. Frija. The Chairman has authority, among other things, to preside over Board meetings and set the agenda for Board meetings. Accordingly, the Chairman has substantial ability to shape the work of our Board of Directors. We believe that separation of the roles of Chairman and Chief Executive Officer is not necessary at this time to ensure appropriate oversight by the Board of Directors of our business and affairs. However, no single leadership model is right for all companies and at all times. The Board of Directors recognizes that depending on the circumstances, other leadership models, such as the appointment of a lead independent director, might be appropriate. Accordingly, the Board of Directors may periodically review its leadership structure.

Our Board of Directors is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. Our Board of Directors oversees management of financial risks, and regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The Board of Directors regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our Board of Directors also oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

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

Procedures for Contacting the Board

The Board has established a process for stockholders and other interested parties to send written communications to the Board or to individual directors, as applicable. Such communications should be sent by U.S. mail addressed to:

Novo Integrated Sciences, Inc. Board of Directors

c/o Novo Integrated Sciences, Inc.

Attention: Corporate Secretary

11120 NE 2nd Street, Suite 100

Bellevue, WA 98004

The Board has instructed the Corporate Secretary to promptly forward all communications so received to the full Board, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will remain with the full Board.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the director or directors to whom it is addressed;

●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a securities-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the Board or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

Recommending Director Candidates for Nomination by the Board

The Board will consider director candidates recommended by stockholders. A stockholder who wishes to recommend a director candidate for nomination by the Board at an annual meeting of stockholders or for vacancies of the Board that arise between annual meetings must provide the Board with sufficient written documentation to permit a determination by the Board whether such candidate meets the required and desired director selection criteria set forth in our bylaws. Such documentation and the name of the director candidate should be sent by U.S. mail to:

VPR Brands, LP Board of Directors

c/o VPR Brands, LP Board of Directors

1141 Sawgrass Corporate Parkway

Sunrise, FL 33323

Nominating Director Candidates

For director nominations to be properly brought before an annual meeting of unitholders by a unitholder, the unitholder must give timely notice in proper written form to the Secretary, consistent with our organizational documents.

Evaluating Director Candidates

The Board has no formal guidelines or policy with regard to the consideration of any director candidates recommended by unitholders. The Board will consider several factors when evaluating the appropriate characteristics of candidates for service as a director. The Board initially evaluates a prospective nominee based on his or her resume and other background information that has been provided to the Board. At a minimum, director candidates must demonstrate high standards of ethics, integrity, independence, sound judgment, strength of character, and meaningful experience and skills in business or other appropriate endeavors. In addition to these minimum qualifications, the Board considers other factors it deems appropriate based on the current needs and desires of the Board, including specific business and professional experience that is relevant to the Board’s needs, including, but not limited to, Board diversity. The Board will contact, for further review, those candidates who the Board believes are qualified, who may fulfill a specific Board need and who would otherwise best make a contribution to the Board. The Board is responsible for conducting, with the assistance of the Corporate Secretary, and subject to applicable law, any inquiries into the background and qualifications of the candidate. Based on the information the Board learns during this process, it determines which nominee(s) to submit for election. The Board uses a comparable process for evaluating all director candidates, regardless of the source of the recommendation.

The Board is authorized to use, as it deems appropriate or necessary, an outside consultant to identify and screen potential director candidates. No outside consultants were used during the fiscal year ended December 31, 2024 to identify or screen potential director candidates.

Code of Ethics

The Company has adopted a code of ethics that applies to all of our employees, including its principal executive officer, principal financial officer and principal accounting officer, and the Board. We will provide, free of charge, a copy of our code of ethics to any person, upon request. A copy of the code of ethics can be requested by writing to us at 1141 Sawgrass Corporate Parkway, Sunrise, FL 33323.

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

2024 SUMMARY COMPENSATION TABLE

				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Name & Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija,	2024	$198,014	—	102,596	—	—	—	—	$300,610
Chief Executive Officer and President	2023	$150,000	—	—	—	—	—	—	$150,000

Dan Hoff	2024	$104,000	—	102,596	—	123,101	—	—	$329,697
Chief Operating Officer	2023	$70,200	30,905	—	—	84,452	—	—	$185,557

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of our directors, all of our directors and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of December 31, 2024. On December 31, 2024, there were 91,746,806 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 1141 Sawgrass Corporate Parkway, Sunrise, FL 33323.

Name and address of beneficial owner	Common Units Beneficially Owned	Percentage of Beneficial Ownership(1)
Directors and Named Executive Officers
Kevin Frija	24,230,824	26.4%
Dan Hoff	3,130,447	3.4%
Guocheng Pan	10,381,360	11.3%

All current executive officers and directors as a group (three persons)	37,742,631	41.1%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 91,746,806 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.

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

Transactions

The following includes a summary of transactions since January 1, 2023, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

From time to time we have received funds from Mr. Frija, our Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and significant unitholder, in exchange for promissory notes (the “Frija Notes”). All of the Frija Notes were unsecured, bore an interest rate of 24% per annum, were due on the one year anniversary of the date of the respective Frija Note, and permitted Mr. Frija to deduct one ACH payment from our bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid on each of the Frija Notes. Information regarding certain of the Frija Notes is included below.

On February 25, 2021, we received $75,000 pursuant to a promissory note in the principal amount of $100,001 issued in May 2021, to Mr. Frija (“April 2021 Frija Note”). An additional amount of $5,000 was received in January 2021. The balance of the April 2021 Frija Note ($43,550) was repaid during the year ended December 31, 2023. Accordingly, the balance of the April 2021 Frija Note as of December 31, 2024 and 2023 was $0.

In May and June 2021, we received an aggregate of $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in June 2021 to Mr. Frija (“June 2021 Frija Note”). The balance of the June 2021 Frija Note ($68,760) was repaid during the year ended December 31, 2023. Accordingly, the balance of the June 2021 Frija Note as of December 31, 2024 and 2023 was $0.

From June through September 2021, we received an aggregate of $100,001 pursuant to a promissory note in the principal amount of $100,001 issued in September 2021 to Mr. Frija (“September 2021 Frija Note”). The balance of the September 2021 Frija Note ($87,099) was repaid during the year ended December 31, 2023. Accordingly, the balance of the September 2021 Frija Note as of December 31, 2024 and 2023 was $0.

In September and November 2021, we received an aggregate of $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 Frija Note”) to Mr. Frija. The balance of the November 2021 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the November 2021 Frija Note as of December 31, 2024 and 2023 was $0.

In November 2021, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “November 2021 2nd Frija Note”) to Mr. Frija. The balance of the November 2021 2nd Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the November 2021 2nd Frija Note as of December 31, 2024 and 2023 was $0.

On December 8, 2021, we issued a promissory note in the principal amount of $100,001 (the “December 2021 Note”) to Mr. Frija. The balance of the December 2021 Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the December 2021 Note as of December 31, 2024 and 2023 was $0.

In December 2021, we received $60,000 and in January 2022 received $40,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “January 2022 Frija Note”) to Mr. Frija. The balance of the January 2022 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022 Frija Note as of December 31, 2024 and 2023 was $0.

In January 2022, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022B Frija Note”) to Mr. Frija. The balance of the January 2022B Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022B Frija Note as of December 31, 2024 and 2023 was $0.

In January 2022, we received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “January 2022C Frija Note”) to Mr. Frija. The balance of the January 2022C Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the January 2022C Frija Note as of December 31, 2024 and 2023 was $0.

In March 2022, we received $101,000 pursuant to a promissory note in the principal amount of $100,001 (the “March 2022 Frija Note”) to Mr. Frija. The balance of the March 2022 Frija Note ($100,001) was repaid during the year ended December 31, 2023. Accordingly, the balance of the March 2022 Frija Note as of December 31, 2024 and 2023 was $0.

In April 2022, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Mr. Frija. The balance of the April 2022 Frija Note $50,809, which was repaid during the year ended December 31, 2024. Accordingly, the balance of the April 2022 Frija Note as of December 31, 2024 was $0.

In May 2022, we received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “May 2022 Frija Note”) to Mr. Frija. The balance of the May 2022 Frija Note as of December 31, 2023 was $100,001, which was repaid during the year ended December 31, 2024. Accordingly, the balance of the May 2022 Frija Note as of December 31, 2024 was $0.

In September 2022, we received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Mr. Frija. The balance of the September 2022 Note as of December 31, 2023 was $15,000, which was repaid during the year ended December 31, 2024. Accordingly, the balance of the September 2022 Note as of December 31, 2024 was $0.

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

Director Independence

Our common units are currently quoted on the OTCQB market tier of the OTC Markets Group, Inc. The OTCQB does not have any director independence requirements. Mr. Frija is presently one of the two executive officers of the Company, as well as a director of the Company and a manager of our General Partner. Mr. Pan is a manager of our General Partner, as well as a director of the Company. As such, we do not have an independent board of directors.

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

Organization

We were formed on June 19, 2004 and have a perpetual existence.

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

No Limited Partner Approval

Our General Partner may generally make amendments to our partnership agreement or certificate of limited partnership without the approval of any limited partner to reflect:

1.	a change in the name of the partnership, the location of the partnership’s principal place of business, the partnership’s registered agent or its registered office;

2.	the admission, substitution, withdrawal or removal of partners in accordance with the partnership agreement;

3.	a change that our general partner determines is necessary or appropriate for the partnership to qualify or to continue our qualification as a limited partnership or a partnership in which the limited partners have limited liability under the laws of any state or other jurisdiction or to ensure that the partnership will not be treated as an association taxable as a corporation or otherwise taxed as an entity for U.S. federal income tax purposes;

4.	amendment that our general partner determines to be necessary or appropriate to address certain changes in U.S. federal income tax regulations, legislation or interpretation;

5.	an amendment that is necessary, in the opinion of our counsel, to prevent the partnership or our general partner or its directors, officers, agents or trustees, from having a material risk of being in any manner being subjected to the provisions of the 1940 Act, the Advisers Act or “plan asset” regulations adopted under the U.S. Employee Retirement Income Security Act of 1974, whether or not substantially similar to plan asset regulations currently applied or proposed by the U.S. Department of Labor;

6.	an amendment that our general partner determines in its sole discretion to be necessary or appropriate for the creation, authorization or issuance of any class or series of partnership securities or options, rights, warrants or appreciation rights relating to partnership securities;

7.	any amendment expressly permitted in our partnership agreement to be made by our general partner acting alone;

8.	an amendment effected, necessitated or contemplated by an agreement of merger, consolidation or other business combination agreement that has been approved under the terms of our partnership agreement;

9.	any amendment that in the sole discretion of our general partner is necessary or appropriate to reflect and account for the formation by the partnership of, or its investment in, any corporation, partnership, joint venture, limited liability company or other entity, as otherwise permitted by our partnership agreement;

10.	a change in our fiscal year or taxable year and related changes;

11.	a merger with or conversion or conveyance to another limited liability entity that is newly formed and has no assets, liabilities or operations at the time of the merger, conversion or conveyance other than those it receives by way of the merger, conversion or conveyance; and/or

12.	any other amendments substantially similar to any of the matters described in (1) through (11) above.

In addition, our General Partner may make amendments to our partnership agreement without the approval of any limited partner if those amendments, in the discretion of our General Partner:

1.	do not adversely affect our limited partners considered as a whole (including any particular class of partnership interests as compared to other classes of partnership interests) in any material respect;

2.	are necessary or appropriate to satisfy any requirements, conditions or guidelines contained in any opinion, directive, order, ruling or regulation of any federal or state or non-U.S. agency or judicial authority or contained in any federal or state or non-U.S. statute (including the Delaware Limited Partnership Act);

3.	are necessary or appropriate to facilitate the trading of limited partner interests or to comply with any rule, regulation, guideline or requirement of any securities exchange on which the limited partner interests are or will be listed for trading;

4.	are necessary or appropriate for any action taken by our general partner relating to splits or combinations of units under the provisions of our partnership agreement; or

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

Treated as a Corporation for Tax Purposes

We are treated as a corporation for U.S. federal (and applicable state) income tax purposes.

Dissolution

We will dissolve upon:

1.	the election of our general partner to dissolve us, if approved by the holders of a majority of the voting power of our outstanding voting units;

2.	there being no limited partners, unless we are continued without dissolution in accordance with the Delaware Limited Partnership Act;

3.	the entry of a decree of judicial dissolution of us pursuant to the Delaware Limited Partnership Act; or

4.	the withdrawal or removal of our general partner or any other event that results in its ceasing to be our general partner other than by reason of a transfer of general partner interests or withdrawal or removal of our general partner following approval and admission of a successor, in each case in accordance with our partnership agreement.

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

1.	the action would not result in the loss of limited liability of any limited partner; and

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

Our General Partner may not be removed unless that removal is approved by the vote of the holders of at least 66-2/3% of the outstanding voting units and we receive an opinion of counsel regarding limited liability and tax matters. Any removal of our General Partner is also subject to the approval of a successor general partner by the vote of the holders of a majority of the voting power of our outstanding voting units. See “–Meetings; Voting” below.

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

Limited Call Right

If at any time less than 10% of the then issued and outstanding limited partner interests of any class (other than special voting units), including our public common units, are held by persons other than our general partner and its affiliates, our general partner will have the right, which it may assign in whole or in part to any of its affiliates or to us, to acquire all, but not less than all, of the remaining limited partner interests of the class held by unaffiliated persons as of a record date to be selected by our general partner, on at least 10 but not more than 60 days’ notice. The purchase price in the event of this purchase is the greater of:

1.	the current market price as of the date three days before the date the notice is mailed; and

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

Meetings; Voting

Except as described below regarding a person or group owning 20% or more of our common units then outstanding, record holders of common units on the record date will be entitled to notice of, and to vote at, meetings of our limited partners and to act upon matters as to which holders of limited partner interests have the right to vote or to act.

Except as described below regarding a person or group owning 20% or more of our common units then outstanding, each record holder of a common unit is entitled to a number of votes equal to the number of common units held.

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

However, if at any time any person or group (other than our general partner and its affiliates, or a direct or subsequently approved transferee of our general partner or its affiliates) acquires, in the aggregate, beneficial ownership of 20% or more of any class of common units then outstanding, that person or group will lose voting rights on all of its common units and the common units may not be voted on any matter and will not be considered to be outstanding when sending notices of a meeting of common unitholders, calculating required votes, determining the presence of a quorum or for other similar purposes. Common units held in nominee or street name account will be voted by the broker or other nominee in accordance with the instruction of the beneficial owner unless the arrangement between the beneficial owner and his nominee provides otherwise.

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

As soon as reasonably practicable after the end of each fiscal year, we will furnish to each partner tax information (including Schedule K-1), which describes on a U.S. dollar basis such partner’s share of our income, gain, loss and deduction for our preceding taxable year. It will most likely require longer than 90 days after the end of our fiscal year to obtain the requisite information from all lower-tier entities so that K-1s may be prepared for us. Consequently, holders of common units who are U.S. taxpayers should anticipate the need to file annually with the IRS (and certain states) a request for an extension past April 15 or the otherwise applicable due date of their income tax return for the taxable year. In addition, each partner will be required to report for all tax purposes consistently with the information provided by us.

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

Item 14. Principal Accounting Fees and Services

Kreit & Chiu CPA LLP (“Kreit & Chiu”) serves as our independent registered public accounting firm. The following table summarizes the aggregate fees for professional services provided by Kreit & Chiu   for the years ended December 31, 2024 and 2023.

	Kreit & Chiu
	2024	2023
Audit Fees	152,793	157,473
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	152,793	157,473

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6651)	F-1
VPR Brands, LP Balance Sheets as of December 31, 2024 and 2023	F-2
VPR Brands, LP Statements of Operations for the years ended December 31, 2024 and 2023	F-3
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2024 and 2023	F-4
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2024 and 2023	F-5
Notes to Financial Statements	F-6

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

(2)	Financial Statement Schedules

All financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

(b)	Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description of Exhibit
3.1	State of Delaware Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended September 30, 2009).

3.2	State of Delaware Amendment to Certificate of Limited Partnership of Soleil Capital L.P. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended September 30, 2015).

3.3	Agreement of Limited Partnership of Soleil Capital L.P. dated September 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2009).

3.4	First Amendment to Limited Partnership Agreement of Soleil Capital L.P., dated September 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 10, 2015).

3.5	Second Amendment, dated January 23, 2020, to Limited Partnership Agreement of VPR Brands, LP (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on January 27, 2020).

4.1	Material Provisions of the VPR Brands, LP Partnership Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Commission on April 19, 2024).

10.1	Share Purchase Agreement, dated May 29, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2015).

Exhibit Number	Description of Exhibit
10.2	Share Purchase Agreement, dated June 1, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Jon Pan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.3	Termination of Share Purchase Agreement, dated August 18, 2015, among Soleil Capital L.P., Soleil Capital Management LLC and Greg Pan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2015).

10.4	Promissory Note dated February 1, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 6, 2019).

10.5	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Brikor LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.6	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Mike Daiagi and Mathew Daiagi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.7	Promissory Note dated February 15, 2019 issued by VPR Brands, LP to Amber Investments LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.8	Promissory Note dated February 19, 2019 issued by VPR Brands, LP to K & S Pride Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.9	Promissory Note dated February 20, 2019 issued by VPR Brands, LP to Surplus Depot Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2019).

10.10	Promissory Note dated June 14, 2019 issued by VPR Brands, LP to Kevin Frija and Dan Hoff (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 17, 2019).

10.11	Promissory Note dated July 5, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 15, 2019).

10.12	Loan Agreement Executed on July 29, 2019 and dated July 15, 2019 between VPR Brands, LP and Lendistry, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 7, 2019).

10.13	Promissory Note dated October 7, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 8, 2019).

10.14	Promissory Note dated November 8, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

Exhibit Number	Description of Exhibit
10.15	Promissory Note dated November 15, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 18, 2019).

10.16	Promissory Note dated December 9, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 11, 2019).

10.17	Promissory Note dated December 16, 2019 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2019).

10.18	Promissory Note dated January 10, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2020).

10.19	Promissory Note dated February 18, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2020).

10.20	Promissory Note dated April 6, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 7, 2020).

10.21	Equity Purchase Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.22	Registration Rights Agreement by and between VPR Brands, LP and DiamondRock, LLC dated February 19, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 21, 2020).

10.26	Promissory Note dated June 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 23, 2020).

10.27	Promissory Note dated August 19, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 21, 2020).

10.29	Promissory Note dated September 22, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 24, 2020).

10.31	Promissory Note dated November 2, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 6, 2020).

10.32	Promissory Note dated December 1, 2020 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 1, 2020).

10.34	Promissory Note dated January 14, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 15, 2021).

Exhibit Number	Description of Exhibit
10.35	Promissory Note dated February 25, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on February 25, 2021).

10.36	Promissory Note dated July 12, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2021).

10.37	Promissory Note dated September 17, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2021).

10.38	Promissory Note dated October 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 13, 2021).

10.39	Settlement Agreement, effective December 1, 2021, by and between the registrant and NEPA 2 Wholesale, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2021).

10.40	Promissory Note dated December 8, 2021 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 10, 2021).

10.41	Settlement Agreement dated December 30, 2021 by and between the registrant and PHD Marketing, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 4, 2022).

10.42	Promissory Note dated January 18, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.43	Promissory Note dated January 19, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 19, 2022).

10.44	Promissory Note dated January 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2022).

10.45	Settlement Agreement, dated as of March 18, 2022, by and between the registrant on the one hand, and XL Vape, LLC, VGOD LLC, and Saltnic LLC, on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 23, 2022).

10.46	Promissory Note dated March 25, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.47	Promissory Note dated April 7, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2022).

10.48	Promissory Note dated May 18, 2022 issued by VPR Brands, LP to Daiagi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 24, 2022).

Exhibit Number	Description of Exhibit
10.49	Settlement Agreement, dated as of August 4, 2022, by and between the registrant on the one hand, and Myle Vape, Inc and MVH I, INC., on the other hand (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2022).

10.50	Promissory Note dated September 20, 2022 issued by VPR Brands, LP to Kevin Frija (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2022).

10.51	Settlement Agreement dated as of September 30, 2022, by and between VPR Brands, LP and MONQ, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 3, 2022).

10.52	Purchase Agreement dated as of October 28, 2022, by and between VPR Brands, LP and BRMS, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2022).

10.53	Exclusive Distribution Agreement between the Registrant and Turning Point Brands Canada, dated December 13, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 5, 2024).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certifications of Chief Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline XBRL Taxonomy Extension Labels

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP (the “Company”) as of December 31, 2024, and 2023, and the related statements of operations, changes in partners’ surplus (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $143,224 for the fiscal year ended December 31, 2024, and accumulated deficit of $7,594,395 and $7,485,894, as on December 31, 2024, and 2023, respectively. Management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021.

/s/ Kreit & Chiu CPA LLP

Los Angeles, California

April 16, 2025

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS

Current Assets:
Cash	$1,419,934	$1,767,260
Accounts receivable, net	346,618	337,774
Royalty receivable, net	38,163	88,286
Inventory, net	605,919	563,503
Vendor deposits	195,702	270,593
Deposits	29,692	15,558
Total current assets	2,636,028	3,042,974

Right of Use asset	89,549	118,439
Intangible assets	27,833	29,833
Total assets	$2,753,410	$3,191,246

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$418,007	$207,560
Accounts payable - related party	9,347	47,047
Customer deposits	99,789	66,035
Lease liabilities, current portion	34,391	27,903
Notes payable, current portion	271,797	21,797
Notes payable - related parties	-	165,810
Refund Liability	182,534	186,485
Convertible notes payable	69,129	481,190
Income tax payable	741,222	879,803
Total current liabilities	1,826,216	2,083,630

Notes payable, less current portion	147,237	397,237
Lease liabilities, net of current portion	61,678	96,069
Total liabilities	2,035,131	2,576,936

Partners’ Surplus:
Series A preferred units – 1,000,000 units authorized; 0 units issued and outstanding	-	-
Common units - 100,000,000 units authorized; 91,746,806 and 88,804,035 units issued and outstanding as of December 31, 2024 and 2023, respectively	8,312,674	8,065,481
Common units to be issued; 0 and 578,723 units as of December 31, 2024 and 2023, respectively	-	34,723
Accumulated deficit	(7,594,395)	(7,485,894)
Total partners’ surplus	718,279	614,310
Total liabilities and partners’ surplus	$2,753,410	$3,191,246

The accompanying notes are an integral part of these financial statements.

 VPR BRANDS, LP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023

Revenues
Product revenue	$4,921,412	$6,086,988
Royalty revenue	754,947	3,766,837
Total revenue	5,676,359	9,853,825

Cost of sales	4,143,529	4,972,497
Gross profit	1,532,830	4,881,328

Operating Expenses:
Selling, general and administrative	2,655,727	2,210,073
Unit-based compensation	247,193	-
Total operating expenses	2,902,920	2,210,073

Net Operating (Loss) Income	(1,370,090)	2,671,255

Other Income (Expense):
Interest Income	2,254	-
Gain on Extinguishment /Forgiveness of Debt	-	10,931
Settlement Income, net	1,675,491	1,461,551
Settlement on loans	-	1,287
American Express Points Income	5,644	6,162
Interest expense	(377,148)	(281,255)
Interest expense- related parties	(2,504)	(57,327)
Total other income, net	1,303,737	1,141,349

(Loss) Income Before Income Taxes	(66,353)	3,812,605

Income Tax Expense	76,871	879,803

Net (Loss) Income	$(143,224)	$2,932,802

Net (Loss) Income Per Common Unit – Basic	$(0.00)	$0.03

Net (Loss) Income Per Common Unit – Diluted	$(0.00)	$0.03

Weighted-Average Common Units Outstanding - Basic	89,825,160	88,804,035

Weighted-Average Common Units Outstanding - Diluted	89,825,160	93,615,935

 The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CHANGES IN PARTNERS’ SURPLUS/(DEFICIT)

	Common Units		Common Units to be Issued		Accumulated	Total Partners’ Surplus/
	Number	Amount	Number	Amount	Deficit	(Deficit)

Balance at December 31, 2022	88,804,035	$8,065,481	578,723	$34,723	$(10,418,696)	$(2,318,492)
Net Income	-	-	-	-	2,932,802	2,932,802
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Shares issued as bonus	2,942,771	247,193				247,193
Reclassification of expired conversion rights			(578,723)	(34,723)	34,723	-
Net loss	-	-	-	-	(143,224)	(143,224)
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Adjustments to reconcile net income to cash used in operating activities:
Net (Loss) Income	$(143,224)	$2,932,802
Forgiveness of debt	-	(10,931)
Amortization of right of use asset	28,890	25,416
Interest on lease liability	15,646	19,122
Amortization of intangible assets	2,000	167
Unit-based compensation	247,193	-
Inventory obsolescence	131,052	-
Bad debt expense	8,177	183,337
Allowance for expected credit loss expense	120,791	10,925
Changes in operating assets and liabilities:
Inventory	(173,468)	(88,620)
Vendor deposits	74,891	349,938)
Accounts receivable	(137,812)	(176,756)
Royalty receivable	50,123	(88,286)
Customer deposits	33,754	(508,292)
Other current assets	(14,134)	-
Accounts payable and accrued expenses	210,447	(43,751)
Refund liability	(3,951)	186,485
Income tax payable	(138,581)	879,803
Accrued interest-related party	(37,700)	(190,002)
Net cash provided by operating activities	274,094	3,481,356

Cash used in Investing Activities
Purchase of Intangible Assets	-	(30,000)
Net cash used in investing activities	-	(30,000)

Cash used in Financing Activities:
Payments of notes payable	-	(404,994)
Payments of convertible notes payable	(412,060)	(311,440)
Payment on lease liability	(43,550)	(41,475)
Payments of notes payable, related parties	(165,810)	(948,608)
Net cash used in financing activities	(621,420)	(1,706,517)

Change in Cash	(347,326)	1,744,839
Cash - Beginning of the Year	1,767,260	22,421
Cash - End of the Year	$1,419,934	$1,767,260

Supplemental Cash Flow Information:
Interest paid in cash to related party and other note payable	$171,109	$507,646
Income tax paid	215,452	-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of expired conversion rights from convertible preferred units to partners’ surplus	34,723	-

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024 AND 2023

NOTE 1: ORGANIZATION

VPR Brands, LP (the “Company”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, the Company changed its name to Jobsinsite, Inc. On June 18, 2009, the Company merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, the Company filed articles of conversion with the Secretary of State of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, the Company changed our name to VPR Brands, LP. The Company is managed by Soleil Capital Management LLC, a Delaware limited liability company (the “General Partner”).

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions. Actual results could differ from these estimates. Significant estimates impacting the financial statements for the years ending December 31, 2024, and 2023, include the assumptions used in determining the collectability of accounts receivable, deferred tax assets and liabilities, the fair value and estimated useful lives of intangible assets, and the assumptions used in calculating lease and recall liabilities.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2024 and 2023. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2024 and 2023, the Company had approximately $587,084   and $947,184, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable

The Company recognizes an allowance for expected credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, issued by the Financial Accounting Standards Board (“FASB”). This ASU establishes a current expected credit loss (“CECL”) model, which requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

To estimate expected credit losses, the Company segregated its receivables into four risk-based categories, each reflecting distinct credit risk characteristics. A loss rate was then applied to each category based on historical experience and anticipated losses given the associated risk factors.

An allowance for credit losses is recorded through a provision for bad debts charged to earnings. The evaluation of expected credit losses is inherently subjective and requires management to make estimates that may be subject to significant revision as additional information becomes available.

As of December 31, 2024, and 2023, the Company had an allowance for expected credit losses of $131,716 and $10,925, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of December 31, 2024 and 2023, the Company had recorded a provision for obsolescence of $131,052 and $0, respectively.

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

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the performance obligation is satisfied.

Product Revenue

Product revenues are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s product revenues for the years ended December 31, 2024, and 2023, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

Royalty Revenue

The Company generates royalty revenue from license and sublicense agreements that grant third parties the right to use its intellectual property, including trademarks and patents, in exchange for sales-based royalties.

License and Sublicense Agreements

On January 2, 2023, the Company entered into a license agreement granting a third-party licensee exclusive rights to use certain trademark and patent assets in exchange for minimum monthly royalty payments of $500,000. Under this structure, the Company received six payments totaling $3,000,000 from March through September 2023, which were recognized ratably over the exclusivity period as performance obligations were satisfied.

In March 2023, the licensee entered into a sublicense agreement with a third-party sublicensee, under which the sublicensee agreed to pay the Company sales-based royalties of 5% of gross sales of sublicensed products.

During the fourth quarter of 2023, the Company and the licensee ended the exclusivity agreement and transitioned to a sales-based royalty structure. Under the revised agreement:

●	The sublicensee continues to pay the Company a 5% royalty on gross sales of sublicensed products.

●	The licensee now pays a matching 5% royalty based on the sublicensee’s reported sales to maintain its licensing rights.

The Company recognizes royalty revenue in the period in which the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, are met, which may be based on reported sales or upon receipt of payment.

The following table provides information about contract liabilities for the year ended December 31, 2023:

Contract Liabilities
Balance at December 31, 2022	$-
Cash received from prepayment of royalty revenue	3,000,000
Recognition of royalty revenue	(3,000,000)
Balance at December 31, 2023	$-

The following table provides information about accounts receivable and royalty receivable from contracts with customers:

	Accounts Receivable	Royalty Receivable
December 31, 2023	$337,774	$88,286
December 31, 2024	$346,618	$38,163

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

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. As of December 31, 2024 and 2023 the total refund liability relating to the recall of the lighters was $182,534 and $186,485 respectively.

Customer Concentration

During the year ended December 31, 2023, four customers accounted for approximately 48% of the Company’s net revenues. Receivables from these customers as of December 31, 2023 totaled $110,051. A summary of customer concentrations is presented in the table below.

Customer	2023 Revenue ($)	2023 Revenue %	2023 Receivables ($)	2023 Receivables %
A	$1,776,089	18%	-	-
B	1,093,682	11%	-	-
C	1,060,113	11%	$21,766	5%
D	771,787	8%	88,286	21%
Total	$4,701,671	48%	$110,051	26%

During the year ended December 31, 2024, four customers accounted for approximately 48% of the Company’s net revenues. Accounts receivable and royalty receivables from the customers as of December 31, 2024 totaled $326,689. A summary of customer concentrations is presented in the table below.

Customer	2024 Revenue ($)	2024 Revenue %	2024 Receivables ($)	2024 Receivables %
A	$1,117,735	20%	$272,162	53%
B	616,697	11%	-	0.00%
C	532,412	9%	13,230	3%
D	443,987	8%	41,298	8%
Total	$2,710,831	48%	$326,689	64%

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

For the year ended December 31, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

For the year ended December 31, 2023, 4,811,900 units underlying convertible notes were dilutive and were included in the calculation of diluted income per unit. The following summarizes the calculation of basic and diluted income per units for the year ended December 31, 2023:

	Weighted Average Units	Net Income
Basic	88,804,035	$2,932,802
Convertible Debt	4,811,900	127,643
Diluted	93,615,935	$3,060,445
Net Income Per Common Unit – Diluted		$0.03
Net Income Per Common Unit – Basic		$0.03

For the year ended December 31, 2024, 709,176 units underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2024 because their effect was antidilutive. The following summarizes the calculation of basic and diluted income per unit for the year ended December 31, 2024:

	Weighted Average Units	Net Loss
Basic & Diluted	89,825,160	$(143,224)
Net Income Per Common Unit - Basic & Diluted		$(0.00)

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2024 and 2023, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

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

On March 21, 2024, the FASB issued ASU No. 2024-01 (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The Company is currently evaluating the impact of the adoption of ASU 2024-01 on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update aims to enhance transparency for users of financial statements by requiring public business entities to disaggregate specific expense categories. The update mandates disclosures in the notes to financial statements, detailing the composition and trends of key expense categories within major income statement captions. These enhanced disclosures are expected to help investors more effectively assess the entity’s performance, understand its cost structure, and make more accurate forecasts of future cash flow. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of ASU 2024-03 on its financial reporting and disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has a net loss of $143,224 and an accumulated deficit of $7,594,395 at December 31, 2024. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company expects to meet its current capital requirements through existing operations. However, there can be no assurance that the Company will generate sufficient cash flows to meet all working capital needs. If operating cash flows are insufficient, the Company may need to explore alternative sources of capital to satisfy its liquidity requirements.

NOTE 4: INTELLECTUAL PROPERTY

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

As of December 31, 2024, and 2023, amortization expense related to intangible assets amounted to $2,000 and $167, respectively. This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s financial statements for the fiscal years ending December 31, 2024, and 2023.

The following table presents the future amortization expense related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2025	$2,000
2026	2,000
2027	2,000
2028	2,000
2029	2,000
Thereafter	17,833
$27,833

NOTE 5: NOTES PAYABLE

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

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2024 and 2023 was $21,797.

In October 2022, the Company entered into a purchase and sale agreement with BRMS, LLC (“BRMS Note 2”), pursuant to which the Company received proceeds of $250,000, to be remitted to BRMS, LLC in 52 weekly amounts totaling $1,140. The balance of the note as of December 31, 2022 was $224,038, which was repaid during the year ended December 31, 2023.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. During the year ended December 31, 2022, the Company received notification that $10,000 of EDIL loan principal had been forgiven and is reflected as forgiveness of debt on the accompanying statement of operations. The balance on this EIDL was $147,237 as of December 31, 2024 and 2023 and has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Sara Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. As of December 31, 2024 and 2023, the balance of the Daiagi Note was $250,000.

The following is a summary of notes payable activity for the years ended December 31, 2024 and 2023:

Balance at January 1, 2023	$834,960
Forgiveness of portion of loan for early repayment	(10,931)
Repayments of principal	(404,995)
Balance at December 31, 2023	$419,034
Repayments of principal	-
Balance at December 31, 2024	$419,034
Current portion	$271,797
Notes payable, less current portion	$147,237

NOTE 6: RELATED PARTY TRANSACTIONS

Notes Payable Related Parties

During the years ended December 31, 2024 and 2023, the Company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and a significant unitholder. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October of 2023, from the Company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

As of December 31, 2024, and 2023, the outstanding balances of the remaining notes were $0 and $165,810, respectively. The Company incurred interest expense of $2,504 and $57,327 for the years ending December 31, 2024 and 2023, respectively.

During the years ended December 31, 2024, and 2023, the Company repaid notes totaling $165,810 and $948,608, respectively.

The following is a summary of notes payable – related parties’ activity for the years ended December 31, 2024 and 2023:

Balance at January 1, 2023	$1,114,418
Repayments of principal	(948,608)
Balance at December 31, 2023	165,810
Repayments of principal	(165,810)
Balance at December 31, 2024	$-

Issuance of restricted units for compensation

During the year ended December 31, 2024, the Company issued 1,221,385 common units to both the Chief Executive Officer and Chief Operating Officer in exchange for services provided, and recognized $205,193 in unit-based compensation related to the issuances to the Chief Executive Officer and Chief Operating Officer. The expense was recognized on the grant date, as the units were fully vested and issued as additional compensation for services already performed.

Other related party transactions

As of December 31, 2024 and 2023, the Company owed $2,097 and $1,380, respectively, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The total transaction for the years ended December 31, 2024 and 2023 are $34,337 and $13,026, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of December 31, 2024 and 2023, the Company owed $7,351 and $9,472, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the years ended December 31, 2024 and 2023 are $123,101 and $115,357, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

NOTE 7: CONVERTIBLE NOTES PAYABLE

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the note as of December 31, 2024 and 2023 was $14,542 and $95,965, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagi’s have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note. In March 2022, the Company began making weekly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the note as of December 31, 2024 and 2023 was $12,757 and $95,965, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making weekly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the note as of December 31, 2024 and 2023 was $12,757 and $95,965, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making weekly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the note as of December 31, 2024 and 2023 was $16,319 and $97,330, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making weekly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. The balance of the note as of December 31, 2024 and 2023 was $12,757 and $95,965, respectively.

The following is a summary of convertible notes payable activity for the years ended December 31, 2024 and 2023:

Balance at January 1, 2023	$792,630
Repayments of principal	(311,440)
Balance at December 31, 2023	481,190
Repayments of principal	(412,060)
Balance at December 31, 2024	$69,130

NOTE 8: PARTNERS’ SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of December 31, 2024, and 2023, the Company had 91,746,806 and 88,804,035 common units issued, respectively.

As of December 31, 2023, the Company had 578,723 common units reflected as issuable pursuant to convertible debt conversions from 2020 that had not yet been issued. During the year ended December 31, 2024, the Company reversed $34,723 from common units to be issued  related to these anticipated issuances, as the conversion rights ultimately expired unexercised. The offsetting adjustment was recorded to Accumulated Deficit. This reclassification had no impact on total Partner Surplus.

For the year ended December 31, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees including, the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at fair value on the grant date   as the units were fully vested and issued as additional compensation for services already performed.

Amendment to Partnership Agreement

On January 23, 2020, executed the Second Amendment (the “Second Amendment”) to Limited Partnership Agreement (the “partnership agreement”) in order to create a new class of Company securities titled Class A preferred units.

Pursuant to Section 5.6 of the partnership agreement, the General Partner may, without the approval of the Company’s limited partners, issue additional Company securities for any Company purpose at any time and from time to time for such consideration and on such terms and conditions as the General Partner shall determine in its sole discretion, all without the approval of any limited partners, and that each additional Company interest authorized to be issued by the Company may be issued in one or more classes, or one of more series of any such classes, with such designations, preferences, rights, powers and duties as shall be fixed by the General Partner in its sole discretion. Pursuant to Section 13.1 of the partnership agreement, the General Partner may, without the approval of any partner, any unitholder or any other person, amend any provision of the partnership agreement to reflect any amendment expressly permitted in the Agreement to be made by the General Partner acting along, therefore including the creation of a new class of Company securities.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreement

On May 19, 2022, the Company entered into a five-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right to use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

As of December 31, 2024 and 2023, right-of-use assets (“ROU”) are summarized as follows:

	2024	2023
Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(67,814)	(38,924)
Right-of-use-assets, net	$89,549	$118,439

As of December 31, 2024 and 2023, operating lease liabilities related to the ROU assets are summarized as follows:

	2024	2023
Lease liabilities related to warehouse and office lease right-of-use assets	$96,069	$123,972
Less: current portion of lease liabilities	(34,391)	(27,903)
Non-Current lease liabilities, net of current portion	$61,678	$96,069

As of December 31, 2024, the remaining lease term remaining is 2.38 years and the imputed interest rate is 14%. The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2024:

Years Ending December 31,
2025	$45,727
2026	48,013
2027	20,410

Less: discount to fair value	(18,081)
Total	$96,069

The Company amortized $28,890 and $25,415 of the right to use asset during the years ended December 31, 2024, and 2023, respectively.

Rent expense for the years ended December 31, 2024 and 2023 was $65,139 and $71,338, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Safa Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of the Company’s branded products. Pursuant to the terms of the Safa Agreement, the Company is to receive cash payments totaling $5,300,197 over an 18-month period. This agreement ended during the year ended December 31, 2024, and all payments were received before December 31, 2024.

On December 17, 2024 the Company entered into a Settlement Agreement and Release (“Daze Agreement”) with 7 Daze, LLC regarding patent infringement of the Company’s branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payments totaling $100,000 over a six-month period. Due to uncertainty regarding the timing and amount of payments to be received, settlement income will be recognized when payment is received.

During the years ended December 31, 2024, and 2023, the Company received cash payments totaling $1,675,491 and $1,461,551, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying statements of operations.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2024, and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

Income Tax Expense and Tax Liability Changes

For the year ended December 31, 2023, the Company recorded net income before income taxes of $3,812,605, reflecting a shift from prior periods of losses. The Company utilized $341,300 of its net operating loss (NOL) carryforwards to reduce taxable income and recorded a provision for income tax expense of $879,803.

For the year ended December 31, 2024, the Company recorded net loss before taxes of $66,353 and made tax payments totaling $215,452. The Company recorded a provision for income tax expense of $76,871. As a result, the Company’s tax liability decreased from $879,803 as of December 31, 2023, to $741,222 as of December 31, 2024, primarily due to these provisions and payments.

Uncertain Tax Positions and Penalties

The Company’s 2023 tax return included the use of NOL carryforwards to offset taxable income. However, due to uncertainty regarding the acceptance of these NOLs and the determination that they do not meet the “more-likely-than-not” threshold, the Company has recorded an estimated liability of $185,700 in non-deductible penalties, representing a permanent difference.

In addition, the Company accrued $52,229 of interest on these penalties which creates a temporary difference and related tax asset. This liability is included in accounts payable and accrued expenses and is classified as interest expense in the Statement of Operations.

The Company has also recorded a provision for credit losses of $131,716, which also creates a temporary difference and related tax asset. This liability is included as a contra asset to accounts receivable and is included in Selling, general and administrative expense in the Statement of Operations.

As of December 31, 2024, the Company recorded deferred tax assets of $46,622 related to these deductible temporary differences. However, due to recent operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance of $46,622 against its deferred tax assets.

These components of deferred income taxes assets are presented in the following table:

Component	Temporary Difference	Tax Effect
Accrued interest	$52,229	$13,239
Allowance for bad debts	131,716	33,383
Valuation allowance	$(183,945)	(46,622)
Total	$-	$-

Income Tax Provision

The Company’s income tax expense for the years ended December 31, 2024, and 2023, was as follows:

	Year Ended December 31,
Current tax expense	2024	2023
Income tax expense at U.S. federal rate	$63,693	$800,647
State income taxes, net of federal benefit	13,178	165,658
Valuation allowance	-	(86,502)
Total current tax expense	$76,871	$879,803

Deferred tax asset
Deferred Income tax expense at U.S. statutory rate	$38,629	-
Deferred State income taxes, net of federal benefit	7,993	-
Valuation Allowance	(46,622)
Total deferred tax asset	$-	-

Provision For Income Tax	$76,871	879,803

As of December 31, 2023, the Company’s statutory federal income tax rate was 21.00%. Due to a net loss in 2024, the Company recorded a tax benefit, resulting in a (21.00%) credit to the statutory federal income tax rate.

In 2023, a valuation allowance of 2.27% reduced the overall tax provision. In 2024, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty about its ability to generate sufficient future taxable income. Although the Company reported a pre-tax loss in 2024, certain permanent non-deductible items—primarily a $185,700 penalty—resulted in a current tax provision and a corresponding effective tax rate of 115.85%, compared to effective tax rate of 23.08% in 2023. The effective tax rate in 2024 was primarily driven by the disproportionate impact of permanent differences on a relatively small pre-tax loss, which distorts year-over-year comparability. Additionally, the Company fully utilized its net operating loss (NOL) carryforwards in 2023, which had reduced taxable income and the related tax provision in that year. Without the benefit of NOLs in 2024, the Company was more exposed to current tax liabilities despite its overall loss for the period.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the years ended December 31, 2024, and 2023:

	Year Ended December 31,
	2024	2023
(Credit) tax at Statutory Federal Income Tax Rate	(21.00%)	21.00%
State Income taxes, net of federal benefit	19.86%	4.35%
Permanent differences	58.77%	-
Valuation Allowance	58.22	(2.27)%
Effective Tax Rate	115.85%	23.08%

The increase in the Company’s effective tax rate in 2024 compared to 2023 was primarily due to the full utilization of net operating loss (NOL) carryforwards in 2023, which reduced taxable income and the related tax provision in that year. In contrast, with those NOLs fully used, the Company was subject to a higher taxable base in 2024, and permanent non-deductible items—particularly a $185,700 penalty—contributed to an increase in the effective tax rate. The recording of a full valuation allowance in 2024 also eliminated any deferred tax benefit from deductible temporary differences.

Tax Compliance and Examinations

The Company’s tax filings are in compliance with relevant tax laws and regulations. The income tax returns remain open to examination by tax authorities, and the Company is prepared to defend its tax positions if necessary.

NOTE 11: SUBSEQUENT EVENTS

On February 27, 2025, the Company entered into a Settlement Agreement & Release with Pop Vapor Co. LLC to resolve a previously asserted patent infringement claim. Under the terms of the agreement, Pop Vapor agreed to make a one-time payment of $30,000 and to pay ongoing royalties of $0.05 per unit sold, retroactive to April 1, 2024. The agreement also grants Pop Vapor a non-exclusive, non-assignable, perpetual license to certain of the Company’s patent rights.

As of the date of these financial statements, the Company is still awaiting complete sales information from Pop Vapor related to units sold in 2024. Accordingly, revenue related to past sales will be recognized in the period in which the necessary information is received and collectability is reasonably assured.

On March 20, 2025, the Company and KS Brushes DBA Kief Sweeper LLC (“Kief Sweeper”) entered into a Bill of Sale and Assignment and Assumption Agreement (the “Kief Sweeper Agreement”). Pursuant to the terms of the Kief Sweeper Agreement, the Company agreed to purchase and Kief Sweeper agreed to sell to the Company, subject to the provisions of the Kief Sweeper Agreement, certain assets consisting of certain intellectual property, including but not limited to the trade name “Kief Sweeper”, the internet domain www.kiefsweeper.com, and a patent pending, and certain on-hand inventory (collectively, the Kief Sweeper Assets”). The purchase price for the Kief Sweeper Assets was $28,000. The Kief Sweeper transaction closed on April 1, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

April 16, 2025	By:	/s/ Kevin Frija
Kevin Frija
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Kevin Frija	Chief Executive Officer and Director	April 16, 2025
Kevin Frija	(principal executive officer, principal financial officer and principal accounting officer)

/s/ Greg Pan	Director	April 16, 2025
Greg Pan