Form 10-Q
period 2025-03-31
VPR Brands, LP.
filed 2025-05-21
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 21, 2025:
Common Units, No par value	91,746,806 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash	$994,785	$1,419,934
Accounts receivable, net	250,759	346,618
Royalty receivable	64,212	38,163
Inventory	681,176	605,919
Vendor deposits	182,469	195,702
Deposits	27,103	29,692
Total current assets	2,200,504	2,636,028

Right to use asset	81,687	89,549
Intangible assets, net	43,333	27,833

Total assets	$2,325,524	$2,753,410

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$521,930	$418,007
Accounts payable - related party	5,375	9,347
Customer deposits	6,000	99,789
Lease liabilities, current portion	36,170	34,391
Notes payable, current portion	265,135	271,797
Refund Liability	137,661	182,534
Convertible notes payable	-	69,129
Income Tax Payable	726,538	741,222
Total current liabilities	1,698,809	1,826,216

Notes Payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	52,063	61,678
Total liabilities	1,898,109	2,035,131

Partners’ Surplus:
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding	8,312,674	8,312,674
Accumulated deficit	(7,885,259)	(7,594,395)
Total partners’ surplus	427,415	718,279
Total liabilities and partners’ surplus	$2,325,524	$2,753,410

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenues
Product sales	$885,283	$1,183,701
Royalty revenue	48,045	335,058
Total revenues	933,328	1,518,759

Cost of Sales	712,386	1,041,903
Gross profit	220,942	476,856

Operating Expenses:
Selling, general and administrative	496,459	646,866
Total operating expenses	496,459	646,866

Net Operating Loss	(275,517)	(170,010)

Other Income (Expense):
Settlement income, net	-	486,639
Interest income	264	876
Interest expense	(15,611)	(43,004)
Interest expense- related parties	-	(2,504)
Total other (expense) income, net	(15,347)	442,007

Net (Loss) Income, before Provision for Income Tax	$(290,864)	$271,997

Provision for Income Taxes	-	(68,938)

Net (Loss) Income	(290,864)	203,059

Net (Loss) Income Per Common Unit - Basic	$(0.00)	$0.00

Net (Loss) Income Per Common Unit - Diluted	$(0.00)	$0.00

Weighted-Average Common Units Outstanding - Basic	91,746,806	88,804,035

Weighted-Average Common Units Outstanding - Diluted	91,746,806	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS

(Unaudited)

						Total
	Common Units		Common Units to be Issued		Accumulated	Partners’ Capital
	Number	Amount	Number	Amount	Deficit	Surplus
Three Months Ended March 31, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	34,723	(7,282,835)	817,369

Three Months Ended March 31, 2025
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279
Net Loss	-	-	-	-	(290,864)	(290,864)
Balance at March 31, 2025	91,746,806	$8,312,674	-	$-	(7,885,259)	427,415

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(290,864)	$203,059
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Amortization of right of use asset	7,862	6,868
Amortization of intangible	500	500
Provision for inventory obsolescence	-	32,876
Interest on lease liability	1,780	4,266
Bad debt expense	-	11,903
Changes in operating assets and liabilities:
Royalty receivable	(26,049)	45,418
Inventory	(75,257)	(139,148)
Vendor deposits	13,233	44,459
Accounts receivable	95,860	(159,404)
Customer deposits	(93,789)	(53,828)
Prepaid	5,439	-
Employee advances	(2,850)	(300)
Refund liability	(44,873)	(2,334)
Accounts payable related party	(3,972)	(38,417)
Accounts payable and accrued expenses	103,923	(1,412)
Income tax payable	(14,684)	68,938
Net cash (used in) provided by operating activities	(323,741)	23,444

Cash Flow from Investing Activities:
Purchase of Intangible Assets	(16,000)	-
Net cash used in investing activities	(16,000)	-

Cash Flows from Financing Activities:
Payments of convertible notes payable	(75,792)	(91,860)
Payments of notes payable, related parties	-	(165,810)
Payments on lease liability	(9,616)	(10,579)
Net cash used in financing activities	(85,408)	(268,249)

Change in Cash	(425,149)	(244,805)
Cash - Beginning of the Year	1,419,934	1,767,260
Cash - End of the Year	$994,785	$1,522,455

Supplemental Cash Flow Information:
Interest paid in cash	$15,611	$80,325
Income taxes paid in cash	$14,684	$-

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the three months ended MARCH 31, 2025 AND 2024

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the financial statements, the Company generated negative cash flows from operations of $323,741 for the three months ended March 31, 2025, and had positive working capital of $501,695 and had cash of $994,785 as of March 31, 2025. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $290,864 for the three months ended March 31, 2025, and accumulated deficit of $7,885,259 and $7,594,395, as on March 31, 2025, and December 31, 2024, respectively.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on March 31, 2025, and December 31, 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2025, and December 31, 2024, the Company had approximately $354,522 and $587,084, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

The Company had an allowance for expected credit losses of $131,716 as of March 31, 2025, and December 31, 2024.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of March 31, 2025 and December 31, 2024, the Company had recorded a provision for obsolescence of $0 and $131,052, respectively.

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

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services which occurs at a point in time, typically upon shipment to the customer. in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the performance obligation is satisfied.

Product Revenue

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three months ended March 31, 2025, and 2024, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

The following table provides information about accounts receivable, royalty receivable from contracts with customers as of March 31, 2025 and December 31, 2024:

	Accounts	Royalty
	Receivable	Receivable
December 31, 2024	$346,618	$38,163
March 31, 2025	$250,759	$64,212

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

To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. The total refund liability relating to the recall of the lighters was $137,661 and $182,534 as of March 31, 2025, and December 31, 2024, respectively.

Customer Concentration

During the three months ended March 31, 2024, 56% of the Company’s net revenues were generated from four customers. Accounts receivable and royalty receivables from the customers as of March 31, 2024, totaled $326,689. A summary of customer concentrations is presented in the table below.

	2024	2024	2024	2024
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$266,533	18%	272,162	53%
B	255,834	17%	-	-%
C	162,652	11%	$13,230	3%
D	156,349	10%	41,293	8%
Total	$841,368	56%	$326,689	64%

During the three months ended March 31, 2025, four customers accounted for approximately 41% of the Company’s net revenues. Receivables from these customers as of March 31, 2025 totaled $171,525. A summary of customer concentrations is presented in the table below.

	2025	2025	2025	2025
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$159,206	17%	155,539	41%
B	99,520	10%	-	-%
C	80,891	9%	$15,986	4%
D	44,839	5%	-	-%
Total	$384,456	41%	$171,525	45%

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

Basic and Diluted Net Income (Loss) Per Unit

The Company computes net loss per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

In the three months ended March 31, 2024, 3,893,300 units underlying convertible notes were excluded from the calculation of diluted loss per share for the three months ended March 31, 2024 because their effect was antidilutive. The following summarizes the calculation of diluted income per unit for the three months ended March 31, 2024:

	Weighted
	Average
For the Three Months Ended March 31, 2024:	Units	Net Income
Basic and Diluted	88,804,035	$203,059

Net Income Per Common Unit – Basic and Diluted		$0.00

In the three months ended March 31, 2025, there were no potentially dilutive units since all convertible notes were fully settled in January 2025 and hence, none were outstanding as of March 31, 2025. The following summarizes the calculation of basic and diluted loss per unit for the three months ended March 31, 2025.

	Weighted
For the Three Months Ended March 31, 2025:	Average Units	Net Loss
Basic	91,746,806	$(290,864)

Net Loss Per Common Unit – Basic and Diluted		$(0.00)

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three months ended March 31, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. The Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable.

The Company has a total tax liability of $726,538 and $741,222 for the period of March 31, 2025, and December 31, 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted the requirements of the new rule as of January 1, 2025, the effective date of the guidance.

On March 21, 2024, the FASB issued ASU No. 2024-01 (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The adoption of this standard did not have a material impact on the unaudited financial statements.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the potential impact of ASU 2024-03 on its financial reporting and disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Company’s ability to continue as a going concern, as reflected by the net loss of $290,864 for the three months ended March 31, 2025, and accumulated deficit of $7,885,259 and $7,594,395, as on March 31, 2025, and December 31, 2024, respectively. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company expects to meet its current capital requirements through existing operations. However, there can be no assurance that the Company will generate sufficient cash flows to meet all working capital needs. If operating cash flows are insufficient, the Company may need to explore alternative sources of capital to satisfy its liquidity requirements.

NOTE 4: INTELLECTUAL PROPERTY

On March 20, 2025, the Company and KS Brushes DBA Kief Sweeper LLC (“Kief Sweeper”) entered into a Bill of Sale and Assignment and Assumption Agreement (the “Kief Sweeper Agreement”). Pursuant to the terms of the Kief Sweeper Agreement, the Company agreed to purchase and Kief Sweeper agreed to sell to the Company, subject to the provisions of the Kief Sweeper Agreement, certain assets consisting of certain intellectual property, including but not limited to the trade name “Kief Sweeper”, the internet domain www.kiefsweeper.com, and a patent pending amounting to $16,000.

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	March 31, 2025	December 31, 2024	Useful Life
Intellectual Property	$31,000	$15,000	15 years
Trademarks	$10,000	$10,000	15 years
Trade name	$5,000	$5,000	15 years
Total Intangible Assets	$46,000	$30,000

For the three months ended March 31, 2025, and March 31, 2024, the Company recognize $500 of amortization expenses related to intangible assets in each period. This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s unaudited financial statements for the period ending March 31, 2025, and 2024.

The following table presents the future amortization expenses related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2025 (remaining)	2,300
2026	3,000
2027	3,000
2028	3,000
Thereafter	32,000
$43,300

NOTE 5: NOTES PAYABLE

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2025, and December 31, 2024, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 as of March 31, 2025, and December 31, 2024, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Sara Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $243,338 and $250,000 as of March 31, 2025 and December 31, 2024 respectively.

The following is a summary of notes payable activity for the three months ended March 31, 2025 and December 31, 2024:

Total note payable at December 31, 2024	$419,034
Repayments of notes payable	$(6,662)
Balance as March 31, 2025	$412,372
Current portion	$265,135
Note payable, less current portion	$147,237

NOTE 6: RELATED PARTIES TRANSACTIONS

Notes Payable Related Parties

During the year ended December 31, 2024, the Company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, Chairman of the Board, and a significant unitholder. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October of 2023, from the Company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

As of March 31, 2025, and December 31, 2024, the outstanding balances of the remaining notes were $0. The Company incurred interest expense of $0 and $2,504 as of March 31, 2025, and March 31, 2024, respectively.

During the year ended December 31, 2024, the Company repaid all outstanding notes totaling $165,810, resulting in a zero balance.

Issuance of restricted units for compensation

During the year ended December 31, 2024, the Company issued 1,221,385 common units to both the Chief Executive Officer and Chief Operating Officer in exchange for services provided and recognized $205,193 in unit-based compensation related to the issuances to the Chief Executive Officer and Chief Operating Officer. The expense was recognized on the grant date, as the units were fully vested and issued as additional compensation for services already performed.

Other related party transactions

As of March 31, 2025, and December 31, 2024, the Company owed $2,897 and $2,097, respectively, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The total transactions for the three months ended March 31, 2025, and 2024, are $2,098 and $355, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of March 31, 2025, and December 31, 2024, the Company owed $3,277 and $7,251, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the three months ended March 31, 2025, and 2024, are $3,277 and $8,274, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

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

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption would be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025 the company fully paid the outstanding balance of $14,452. The balance of the Brikor Note as of March 31, 2025, and December 31, 2024, was $0 and $14,452, respectively

Daiagi and Daiagi Note

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended on March 31, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Daiagi and Daiagi Note as of March 31, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended on March 31, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Amber Note as of March 31, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended on March 31, 2025, the Company fully paid the outstanding balance of $16,319. The balance of the K & S Pride Note as of March 31, 2025, and December 31, 2024, was $0 and $16,319, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended on March 31, 2025, the Company fully paid the outstanding balance of $12,756. The balance of the Surplus Depot Note as of March 31, 2025, and December 31, 2024, was $0 and $12,756, respectively.

The following is a summary of convertible notes payable activity for the years ended December 31, 2024 and 2023:

Balance at January 1, 2023	$792,630
Repayments of principal	(311,440)
Balance at December 31, 2023	481,190
Repayments of principal	(412,060)
Balance at December 31, 2024	$69,130

The following is a summary of convertible notes payable activity for the period ended March 31, 2025, and December 31, 2024:

Balance at January 1, 2025	$69,130
Repayments of principal	(69,130)
Balance at March 31, 2025	$-

NOTE 8: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of March 31, 2025, and December 31, 2024, the Company had outstanding 91,746,806 common units issued.

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

As of March 31, 2025, and December 31, 2024, right-of-use assets (“ROU”) are summarized as follows:

	March 31,	December 31,
	2025	2024

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(75,676)	(67,814)
Right-of-use assets, net	$81,687	$89,549

As of March 31, 2025, and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31,	December 31,
	2025	2024

Lease liabilities related to warehouse and office lease right-of-use assets	$88,233	$96,069
Less: current portion of lease liabilities	(36,170)	(34,391)
Lease liabilities, net of current portion	$52,063	$61,678

As of March 31, 2025, the weighted average lease term remaining is 2.13 years and the imputed interest rate is 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2025:

Twelve Months Ended March 31,	Amount
2025 (Remainder)	$34,619
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	103,042
Less: discount to fair value	(14,809)
Total lease liability as of March 31, 2025	$88,233

The Company amortized $7,862 and $6,868 of the right to use asset during the three months ended March 31, 2025, and 2024, respectively.

The total rent expense for the three months ended March 31, 2025, and 2024 totaled $11,134 and $16,806, respectively.

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

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Agreement”) with Pop Vapor Co, LLC regarding patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payment $30,000 which will be recognized as settlement income when received. In addition to the settlement payment, Pop Vapor will pay VPR a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of ‘622 Patent (expires on July 16, 2030) or the invalidity or unenforceability of the ‘622 Patent.

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Agreement”) with Zaydan Innovations, Inc. regarding patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payment $7,500 which will be recognized as settlement income when received.

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

During the three months ended March 31, 2025, and March 31, 2024, the Company received cash payments totaling $0 and $486,639, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying statements of operations.

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

For the three months ended March 31, 2025, the Company recorded net loss before taxes of $290,864 and made tax payments totaling $14,684. The Company recorded a provision for income tax expense of $0. As a result, the Company’s tax liability decreased from $741,222 as of December 31, 2024, to $726,538 as of March 31, 2025, primarily due to these provisions and payments.

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

As of December 31, 2024, the Company has $185,700 of estimate liability balance in non-deductible penalties, representing a permanent difference. In addition, the Company has $52,229 of accrual interest on penalties which creates a temporary difference and related tax asset. This liability is included in accounts payable and accrued expenses.

The Company has also recorded a provision for credit losses of $131,716, which also creates a temporary difference and related tax asset. This liability is included as a contra asset to accounts receivable.

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

As of March 31, 2025, the Company calculated deferred tax assets of $120,341 related to these deductible temporary differences. However, due to recent operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance of $120,341 against its deferred tax assets.

 These components of deferred income tax assets are presented in the following table:

Component	Temporary Difference	Tax Effect
Accrued interest	$52,229	$13,239
Allowance for bad debts	131,716	33,383
Net Operating Losses Carryforward	290,864	73,719
Valuation allowance	(474,809)	(120,341)
Total	$-	$-

Income Tax Provision

The Company’s income tax expense for the three months ended March 31, 2025, and 2024, was as follows:

As of March 31, 2025, the Company’s statutory federal income tax rate was 21.00%. Due to a net loss in the three months ended March 31, 2025, the Company did not record a tax benefit.

	Three Months Ended March 31,	Three Months Ended March 31,
Current tax expense	2025	2024
Income tax (credit) expense at U.S. federal rate	$(61,081)	$57,119
State income taxes, net of federal benefit	(12,638)	$11,818
Valuation allowance	73,719	-
Provision For Income Tax	$-	$68,938

In the three months ended March 31, 2025, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty about its ability to generate sufficient future taxable income. Although the Company reported a pre-tax loss in the three months ended March 31, 2025, the corresponding effective tax rate of 0.00%, compared to effective tax rate of 25.35% in March 31, 2024. The effective tax rate for the three months ended March 31, 2025, was primarily driven by the uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the three months ended March 31, 2025, and March 31, 2024:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
(Credit) tax at Statutory Federal Income Tax Rate	(21.00)%	21.00%
State Income taxes, net of federal benefit	(4.35)%	4.35%
Valuation Allowance	25.35%	-
Effective Tax Rate	0.00%	25.35%

Tax Compliance and Examinations

The Company’s tax filings are in compliance with relevant tax laws and regulations. The income tax returns remain open to examination by tax authorities, and the Company is prepared to defend its tax positions if necessary.

NOTE 11: SUBSEQUENT EVENTS

On May 5, 2025, the Company entered into a Settlement Agreement and Release (the “Agreement”) with Ashh, Inc. regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Agreement, the Company is to receive cash payment $50,000 which will be recognized as settlement income when received. In addition to the settlement payment, once all of the product covered by the current inventory licensed are sold , Ashh agreed to pay VPR a royalty of $0.03 per unit of the licensed devices sold by Ashh until the earlier of the life of ‘622 Patent (expires on July 16, 2030) or the invalidity or unenforceability of the ‘622 Patent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2025, as the same may be updated from time to time.

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

Results of Operations for the Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Revenues

Our revenues from product sales for the three months ended March 31, 2025 and 2024 were $885,283 and $1,183,701, respectively. Royalty revenues for the three months ended March 31, 2025, and 2024 were $48,045 and $335,058, respectively. The decrease in product and royalty revenue was a result of the business trend experienced since 2024 in decline customers sales and licenses of intellectual property.

Cost of Sales

Cost of sales for the three months ended March 31, 2025, and 2024 was $712,386 and $1,041,903, respectively. Gross margins decreased to 25% for the three months ended March 31, 2025, compared to 40% for the three months ended March 31, 2024, due to the product sales mix attributable to lower margin products group has increase its sales volume compared to the higher margin group.

Operating Expenses

Operating expenses for the three months ended March 31, 2025, were $496,459 as compared to $646,866 for the three months ended March 31, 2024. It is a result of reduction on selling cost due to decrease in sales combined with reduction of marketing expenditure mainly terminating internet Facebook paid advertising.

Other Income (Expense)

Net other expense for the three months ended March 31, 2025, was $15,347 compared to net other income of $442,007 for the three months ended March 31, 2024, a reduction of $457,354 which is a result of the debt elimination strategy implemented during the ended December 31, 2024, and due to reduction of settlement income.

Net (Loss) Income

Net loss for the three months ended March 31, 2025, was $290,864 compared to net income of $203,059 for the three months ended March 31, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2025	2024
Net cash flows (used in) provided by operating activities	$(323,741)	$23,444
Net cash flows used in financing activities	$(85,408)	$(268,249)
Net cash used in Investing activities	$(16,000)	-

Cash used in operating activities was $323,741 for the three months ended March 31, 2025, as compared to cash provided by operation activities of $23,444 for the three months ended March 31, 2024. Cash used in operations in 2025 related to the Company’s net loss of approximately $290,864 and decreases in vendor deposit assets, the increase in inventory and royalty receivables, and partially offset by cash provide by increases in accounts payable and a decrease in accounts receivable.

During the three months ended March 31, 2025, the Company repaid $69,130 of principal on convertible notes payable compared to $91,860 repaid for three months ended March 31, 2024, it was a result of reduction on principal balance on convertible notes payables. In addition, the Company repaid $6,662 in principal and $10,304 in interest to Sara Daiagi on a note payable.

During the three months ended March 31, 2025, the Company repaid $0 of principal on notes payable to related parties compared to $165,810 repaid for three months ended March 31, 2024, the Company repaid in full the note payable to related parties as March 31, 2024.

During the three months ended March 31, 2025, the Company repaid $9,616 of lease liability principal compared to $10,579 repaid for the three months ended March 31, 2024.

Assets

At March 31, 2025, and December 31, 2024, we had total assets of $2,325,524 and $2,753,410, respectively. Assets primarily consisted of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the three months ended March 31, 2025, the Company’s accounts receivable decreased by $95,860, royalty receivable increased by $26,049, inventory increased by $75,257, net of obsolescence reserve and vendor deposits decreased by $13,233.

Liabilities

On March 31, 2025, and December 31, 2024, we had total liabilities of $1,898,109 and $2,035,131, respectively. The decrease in liability is a combination in reduction of customer deposits, convertible note payables and refund liability balances, offset by the increase of account payable and accrued expenses.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us. Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At March 31, 2025, we had $994,785 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements as of and for the three months ended March 31, 2025.

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

To estimate expected credit losses, we segregated our receivables into four risk-based categories, each reflecting distinct credit risk characteristics. A loss rate was then applied to each category based on historical experience and anticipated losses given the associated risk factors.

An allowance for credit losses is recorded through a provision for bad debts charged to earnings. The evaluation of expected credit losses is inherently subjective and requires management to make estimates that may be subject to significant revision as additional information becomes available.

As of March 31, 2025, and December 31, 2024, the Company had an allowance for an expected credit loss of $131,716.

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of March 31, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the three months ended March 31, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. The Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable.

The Company has a total tax liability of $726,538 and $741,222 for the period of March 31, 2025, and December 31, 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted the requirements of the new rule as of January 1, 2025, the effective date of the guidance.

On March 21, 2024, the FASB issued ASU No. 2024-01 (“ASU 2024-01”), which clarifies how an entity determines whether a profits interest or similar award is (1) within the scope of ASC 718 or (2) not a share-based payment arrangement and therefore within the scope of other guidance. The guidance in ASU 2024-01 applies to all entities that issue profits interest awards as compensation to employees or non-employees in exchange for goods or services. ASU 2024-01 is effective for public business entities for annual periods beginning after December 15, 2024, including interim periods within those periods. The adoption of this standard did not have a material impact on the unaudited financial statements.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. The Company is currently evaluating the potential impact of ASU 2024-03 on its financial reporting and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S, GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be amended from time to time. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: May 21, 2025	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)