Form 10-Q
period 2025-06-30
VPR Brands, LP.
filed 2025-08-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54545

VPR Brands, LP

(Exact name of registrant as specified in its charter)

Delaware	45-1740641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1141 Sawgrass Corporate Parkway

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at August 14, 2025:
Common Units, No par value	91,746,806 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I., Item 1A., “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash	$721,799	$1,419,934
Accounts receivable, net	368,672	346,618
Royalty receivable	77,344	38,163
Inventory	710,768	605,919
Vendor deposits	144,574	195,702
Deposits	19,058	29,692
Total current assets	2,042,215	2,636,028

Right to use asset	73,547	89,549
Intangible assets, net	42,567	27,833

Total assets	$2,158,329	$2,753,410

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$699,647	$418,007
Accounts payable - related party	9,961	9,347
Customer deposits	8,190	99,789
Lease liabilities, current portion	38,022	34,391
Notes payable, current portion	253,908	271,797
Refund liability	126,500	182,534
Convertible notes payable	-	69,129
Income tax payable	726,538	741,222
Total current liabilities	1,862,766	1,826,216

Notes payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	41,912	61,678
Total liabilities	2,051,915	2,035,131

Partners’ Surplus:
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding	8,312,674	8,312,674
Accumulated deficit	(8,206,260)	(7,594,395)
Total partners’ surplus	106,414	718,279
Total liabilities and partners’ surplus	$2,158,329	$2,753,410

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenues
Product sales	$967,300	$1,611,190	$1,852,583	$2,794,891
Royalty revenue	62,237	157,943	110,282	493,001
Total revenues	1,029,537	1,769,133	1,962,865	3,287,892

Cost of Sales	650,068	1,317,664	1,362,454	2,359,567
Gross profit	379,469	451,469	600,411	928,325

Operating Expenses:
Selling, general and administrative	653,159	680,765	1,149,618	1,327,631
Total operating expenses	653,159	680,765	1,149,618	1,327631

Net Operating Loss	(273,690)	(229,296)	(549,207)	(399,306)

Other Income (Expense):
Settlement income, net	17,279	504,392	17,279	991,031
Interest income	207	625	471	1,501
Interest expense	(64,797)	(39,900)	(80,408)	(82,904)
Interest expense- related parties	-	-	-	(2,504)
Total other income (expense) net	(47,311)	465,117	(62,658)	907,124

Net (Loss) Income, before Provision for Income Tax	$(321,001)	$235,821	$(611,865)	$507,818

Provision for Income Taxes	-	(59,769)	-	(128,707)

Net (Loss) Income	(321,001)	176,052	(611,865)	379,111

Net (Loss) Income Per Common Unit - Basic	$(0.00)	$0.00	$(0.01)	$0.00

Net (Loss) Income Per Common Unit Diluted	$(0.00)	$0.00	$(0.01)	$0.00

Weighted-Average Common Units Outstanding Basic	91,746,806	88,804,035	91,746,806	88,804,035

Weighted-Average Common Units Outstanding Diluted	91,746,806	88,804,035	91,746,806	88,804,035

The accompanying notes are an integral part of these unaudited condensed interim financial statements

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS

(unaudited)

						Total
	Common Units		Common Units to be Issued		Accumulated	Partner’s Capital
	Number	Amount	Number	Amount	Deficit	Surplus
Six Months Ended June 30, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	34,723	(7,282,835)	817,369
Net Income	-	-	-	-	176,052	176,052
Balance at June 30, 2024	88,804,035	8,065,481	578,723	34,723	(7,106,783)	993,421

Six Months Ended June 30, 2025
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279
Net Loss	-	-	-	-	(290,864)	(290,864)
Balance at March 31, 2025	91,746,806	$8,312,674	-	$-	(7,885,259)	427,415
Net Loss	-	-	-	-	(321,001)	(321,001)
Balance at June 30, 2025	91,746,806	$8,312,674	-	$-	(8,206,260)	106,414

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(611,865)	$379,111
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Amortization of right of use asset	16,002	13,960
Amortization of intangible	1,267	1,000
Provision for inventory obsolescence	-	30,086
Interest on lease liability	6,266	8,308
Allowance for expected credit losses expenses	-	10,929
Bad debt expense	-	3,301
Changes in operating assets and liabilities:
Royalty receivable	(39,181)	28,909
Inventory	(104,849)	(132,779)
Vendor deposits	51,128	(134,236)
Accounts receivable	(22,054)	(311,264)
Customer deposits	(91,599)	(37,624)
Other current assets	10,634	(9,114)
Refund liability	(56,034)	(3,885)
Accounts payable related party	614	(34,863)
Accounts payable and accrued expenses	281,639	(35,242)
Income tax payable	(14,684)	128,707
Net cash used in operating activities	(572,716)	(94,696)

Cash Flows from Investing Activities:
Purchase of intangible assets	(16,000)	-
Net cash used in investing activities	(16,000)	-

Cash Flows from Financing Activities:
Payments of convertible notes payable	(69,129)	(189,973)
Payments of notes payable, related parties	-	(165,810)
Payments of notes payable	(17,889)	-
Payments on lease liability	(22,401)	(21,334)
Net cash used in financing activities	(109,419)	(377,117)

Change in Cash	(698,135)	(471,813)
Cash - Beginning of the Year	1,419,934	1,767,260
Cash - End of the Year	$721,799	$1,295,447

Supplemental Cash Flow Information:
Interest paid in cash	$30,103	$116,308
Income taxes paid in cash	$14,684	$-

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the unaudited condensed financial statements, the Company generated negative cash flows from operations of $572,716 for the six months ended June 30, 2025, and had positive working capital of $179,449 and cash of $721,799 as of June 30, 2025. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $321,001 for the three months and $611,865 for the three and six months ended June 30, 2025, respectively, and accumulated deficit of $8,206,260 and $7,594,395, as of June 30, 2025, and December 31, 2024, respectively.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on June 30, 2025, and December 31, 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2025, and December 31, 2024, the Company had approximately $259,818 and $587,084, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

The Company had an allowance for expected credit losses of $131,716 as of June 30, 2025, and December 31, 2024.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of June 30, 2025 and December 31, 2024, the Company had recorded a provision for obsolescence of $0 and $131,052, respectively.

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

Product Revenue

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for three and six months ended June 30, 2025 and 2024, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

The following table provides information about accounts receivable, royalty receivable from contracts with customers as of June 30, 2025 and December 31, 2024:

	Accounts	Royalty
	Receivable	Receivable
December 31, 2024	$346,618	$38,163
June 30, 2025	$368,672	$77,344

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

To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. The total refund liability relating to the recall of the lighters was $126,500 and $182,534 as of June 30, 2025, and December 31, 2024, respectively.

Customer Concentration

During the six months ended June 30, 2025, four customers accounted for approximately 41% of the Company’s net revenues were generated from four customers. Receivables from these customers as of June 30, 2025 totaled $470,658. A summary of customer concentrations for the six months ended June 30. 2025 is presented in the table below.

	2025	2025	2025	2025
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$343,351	16%	167,645	23%
B	236,146	11%	165,075	23%
C	156,022	7%	13,156	2%
D	146,268	7%	124,782	17%
Total	$818,787	41%	$470,658	65%

During the six months ended June 30, 2024, 51% of the Company’s net revenues were generated from four customers. Accounts receivable and royalty receivables from these customers as of June 30, 2024, totaled $269,777. A summary of customer concentrations for the six months ended June 30, 2024 is presented in the table below.

	2024	2024	2024	2024
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$590,937	18%	194,050	28%
B	561,948	17%	6,306	1%
C	264,629	8%	10,044	2%
D	238,366	8%	59,377	9%
Total	$1,655,849	51%	$269,777	40%

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

In the six months ended June 30, 2025, there were no potentially dilutive units since all convertible notes were fully settled in January 2025 and hence, none were outstanding as of June 30, 2025.

The following summarizes the calculation of basic and diluted income per unit for the three and six months ended June 30, 2025 and June 30, 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss)/ income per common unit – basic:
Net (loss)/income allocated to common unit holders	$(321,001)	$176,052	$(611,865)	$379,111
Weighted average common units outstanding - basic	91,746,806	88,804,035	91,746,806	88,804,035
Net (loss)/income per common unit - basic	$(0.00)	$0.00	$(0.01)	$0.00

Net (loss)/ income per common unit – diluted:
Net (loss)/ income allocated to common unit holders - basic	$(321,001)	$176,052	$(611,865)	$379,111
Add: tax adjusted interest convertible debt	-	-	-	-
Net (loss)/ income allocated to common unit holders -diluted	$(321,001)	$176,052	$(611,865)	$379,111
Weighted average common units outstanding - basic	91,746,806	88,804,035	91,746,806	88,804,035
Add: diluted units related to convertible debt	-	-	-	-
Weighted average common units outstanding - diluted	91,746,806	88,804,035	91,746,806	88,804,035
Net (loss)/ income per common unit - diluted	$(0.00)	$0.00	$(0.01)	$0.00

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

For the three and six months ended June 30, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. During the six months ended June 30, 2024, the Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable for the six months ended June 30, 2024.

The Company had a total tax liability of $726,538 and $741,222 for the six months ended June 30, 2025, and the year ended December 31, 2024, respectively.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require (i) consistent categories and greater disaggregation of information in the rate reconciliation and (ii) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 15, 2024. The Company adopted the requirements of the new rule as of January 1, 2025, the effective date of the guidance.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This Update affect entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of ASU 2025-05 on its financial reporting and disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Company’s ability to continue as a going concern, as reflected by the net loss of $321,001 and $611,865 for the three and six months ended June 30, 2025, respectively and the accumulated deficit of $8,206,260 and $7,594,395, as of June 30, 2025, and December 31, 2024, respectively. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

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

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	June 30, 2025	December 31, 2024	Useful Life
Intellectual Property	$31,000	$15,000	15 years
Trademarks	$10,000	$10,000	15 years
Trade name	$5,000	$5,000	15 years
Total Intangible Assets	$46,000	$30,000

“For the three and six months ended June 30, 2025, the amortization expense for intangible assets was $767 and $1,267, respectively.

For the three and six months ended June 30, 2024, the amortization expense for intangible assets was $500 and $1,000, respectively.

This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s unaudited financial statements for the six months ended June 30, 2025, and 2024.

The following table presents the future amortization expenses related to the acquired intangible assets:

For the year ended	Amortization Expense
2025 (remaining 6 months)	1,533
2026	3,067
2027	3,067
2028	3,067
Thereafter	31,833
$42,567

NOTE 5: NOTES PAYABLE

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of June 30, 2025, and December 31, 2024, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 as of June 30, 2025, and December 31, 2024, and have been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Sara Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest is due and payable on the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $232,111 and $250,000 as of June 30, 2025 and December 31, 2024 respectively.

The following is a summary of notes payable activity for the six months ended June 30, 2025:

Total note payable at December 31, 2024	$419,034
Repayments of notes payable	$(17,889)
Balance as June, 2025	$401,145
Current portion	$253,908
Note payable, less current portion	$147,237

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

As of June 30, 2025, and December 31, 2024, the outstanding balances of the remaining notes were $0. The Company incurred interest expense of $0 and $2,504 as of June 30, 2025, and December 31, 2024, respectively.

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

Other related party transactions

As of June 30, 2025, and December 31, 2024, the Company owed $3,034 and $2,097, respectively, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The total transactions for the three months ended June 30, 2025, and 2024, were $21,411 and $7,963, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of June 30, 2025, and December 31, 2024, the Company owed $5,102 and $7,351, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the six months ended June 30, 2025, and 2024, were $37,407 and $58,524, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025 the Company fully paid the outstanding balance of $14,452. The balance of the Brikor Note as of June 30, 2025, and December 31, 2024, was $0 and $14,452, respectively

Daiagi and Daiagi Note

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended on June 30, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Daiagi and Daiagi Note as of June 30, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended on June 30, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Amber Note as of June 30, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended on June 30, 2025, the Company fully paid the outstanding balance of $16,319. The balance of the K & S Pride Note as of June 30, 2025, and December 31, 2024, was $0 and $16,319, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended on June 30, 2025, the Company fully paid the outstanding balance of $12,756. The balance of the Surplus Depot Note as of June 30, 2025, and December 31, 2024, was $0 and $12,756, respectively.

The following is a summary of convertible notes payable activity for the years ended December 31, 2024 and 2023:

Balance at January 1, 2023	$792,630
Repayments of principal	(311,440)
Balance at December 31, 2023	481,190
Repayments of principal	(412,060)
Balance at December 31, 2024	$69,130

The following is a summary of convertible notes payable activity for the period ended June 30, 2025:

Balance at January 1, 2025	$69,130
Repayments of principal	(69,130)
Balance at June 30, 2025	$-

NOTE 8: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of June 30, 2025, and December 31, 2024, the Company had outstanding 91,746,806 common units issued and outstanding.

As of December 31, 2023, the Company had 578,723 common units reflected as issuable pursuant to convertible debt conversions from 2020 that had not yet been issued. During the year ended December 31, 2024, the Company reversed $34,723 from common units to be issued  related to these anticipated issuances, as the conversion rights ultimately expired unexercised. The offsetting adjustment was recorded to Accumulated Deficit. This reclassification had no impact on total Partners’ Capital.

For the year ended December 31, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at fair value on the grant date   as the units were fully vested and issued as additional compensation for services already performed.

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

As of June 30, 2025, and December 31, 2024, right-of-use assets (“ROU”) are summarized as follows:

	June 30,	December 31,
	2025	2024

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(83,816)	(67,814)
Right-of-use assets, net	$73,547	$89,549

As of June 30, 2025, and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30,	December 31,
	2025	2024

Lease liabilities related to warehouse and office lease right-of-use assets	$79,934	$96,069
Less: current portion of lease liabilities	(38,022)	(34,391)
Lease liabilities, net of current portion	$41,912	$61,678

As of June 30, 2025, the weighted average lease term remaining is 1.9 years and the imputed interest rate is 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2025:

Twelve Months Ending June 30,	Amount
2025 (Remainder)	$23,326
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	91,749
Less: discount to fair value	(11,815)
Total lease liability as of June 30, 2025	$79,934

The Company amortized $16,002 and $13,960 of the right to use asset during the six months ended June 30, 2025, and 2024, respectively.

For the three months ended June 30, 2025, and June 30, 2024, the Company recognized rent expense totaled $15,531 and &16,654. Respectively.

For the six months ended June 30, 2025, and June 30, 2024, the Company recognized rent expense totaled $34,596 and 33,460, respectively.

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

On December 17, 2024 the Company entered into a Settlement Agreement and Release (“Daze Agreement”) with 7 Daze, LLC (“Daze”) following assertion by the Company of patent infringement of U.S. patent no. 8,205,622 (the “Patent”) by Daze’s auto draw electronic cigarettes (the “Dispute”). Pursuant to the terms of the Daze Agreement, the parties agreed to settle the Dispute, and the Company granted to Daze and certain of its affiliates a fully paid-up, royalty free, non-exclusive license to practice the invention in the Patent. Pursuant to the terms of the Daze Agreement, Daze agreed to pay the Company the sum of $100,000 according to the following payment schedule:

(i)	$25,000 on or before December 20, 2024; and

(ii)	Six monthly payments of $12,500, due on the first day of each consecutive month beginning on February 1, 2025 and ending with the sixth and final payment due July 1, 2025.

As of June 30, 2025, the Company has received a total of $75,000 from Daze LLC. The Company received Dazer’s final $12,500 in July 2025.

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company is to receive cash payment $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company VPR Brands a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent.

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Zaydan Agreement”) with Zaydan Innovations, Inc. (“Zaydan”) regarding Patent infringements of Company branded products. Pursuant to the terms of the Zaydan Agreement, Zaydan agreed to pay the Company is to receive cash payment $7,500. The Company received the $7,500 cash payment which was recognized as settlement income, in April 2025.

On May 5, 2025, the Company entered into a Settlement Agreement and Release (the “Ashh Agreement”) with Ashh, Inc. (“Ashh”) regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Ashh Agreement, Ashh agreed to pay the Company is to receive cash payment $50,000. The Company received the $50,000 cash payment which was recognized as settlement income, in May 2025. In addition to the settlement payment, once all of the product covered by the current inventory licensed has been sold, Ashh agreed to pay the Company a royalty of $0.03 per unit of the licensed devices sold by Ashh until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent.

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company is to receive a cash payment $30,000 to recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1,2025. AS June 30, 2025, the Company had received $5,000 pursuant to the All Rise Agreement.

In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044).

During the three months ended June 30, 2025, and June 30, 2024, the Company received cash payments totaling $130,000 and $991,031, respectively, net of settlement legal fees. During the six ended June 30, 2025 and 2024, the Company received cash payments totaling $142,500 and $1,766,673, respectively. These amounts are included in net settlement income in the accompanying unaudited condensed statements of operations.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2024, and December 31, 2023, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying unaudited condensed financial statements.

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

For the six months ended June 30, 2025, the Company recorded net loss before taxes of $611,865 and made tax payments totaling $14,684. The Company recorded a provision for income tax expense of $0. As a result, the Company’s tax liability decreased from $741,222 as of December 31, 2024, to $726,538 as of June 30, 2025, primarily due to these provisions and payments.

Uncertain Tax Positions and Penalties

The Company’s 2023 tax return included the use of net operating losses carryforwards (“NOLs”) to offset taxable income. However, due to uncertainty regarding the acceptance of these NOLs and the determination that they do not meet the “more-likely-than-not” threshold, the Company has recorded an estimated liability of $185,700 in non-deductible penalties, representing a permanent difference.

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

As of June 30, 2025, the Company calculated deferred tax assets of $248,319 related to these deductible temporary differences. However, due to recent operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance of $248,319 against its deferred tax assets.

These components of deferred income tax assets are presented in the following table:

Component	Temporary Difference	Tax Effect
Accrued interest	$52,229	$13,239
Allowance for bad debts	131,716	33,383
Net operating losses carryforward	611,865	201,697
Valuation allowance	(795,810)	(248,319)
Total	$-	$-

Income Tax Provision

The Company’s income tax expense for the three and six months ended June 30, 2025, and 2024, was as follows:

As of June 30, 2025, the Company’s statutory federal income tax rate was 21.00%. Due to a net loss in the three and six months ended June 30, 2025, the Company did not record a tax benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
Current tax expense	2025	2024	2025	2024
Income tax (credit) expense at U.S. federal rate	$(106,040)	$49,522	$(167,121)	$106,642
State income taxes, net of federal benefit	$(21,938)	$10,546	$(34,576)	$22,065
Valuation Allowance	127,978	-	201,697	-
Provision for income tax	-	59,769	-	128,707

In the six months ended June 30, 2025, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty about its ability to generate sufficient future taxable income. Although the Company reported a pre-tax loss in the six months ended June 30, 2025, the corresponding effective tax rate of 0.00%, compared to effective tax rate of 25.35% in June 30, 2024. The effective tax rate for the six months ended June 30, 2025, was primarily driven by the uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Provision for income tax	$-	$59,769	$-	$128,707
Statutory federal income tax Rate	(21.00)%	21.00%	(21.00)%	21.00%
State income taxes, net of federal benefit	(4.53)%	4.35%	(4.53)%	4.35%
Valuation allowance	25.35%	-	25.35	-
Effective tax rate	0.00%	25.35%	0.00%	25.35%

Tax Compliance and Examinations

The Company’s tax filings are in compliance with relevant tax laws and regulations. The Company’s income tax returns remain open to examination by tax authorities, and the Company is prepared to defend its tax positions if necessary.

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

Results of Operations for the Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Revenues

Our revenues from product sales for the three months ended June 30, 2025 and 2024 were $967,300 and $1,611,190, respectively. Royalty revenues for the three months ended June 30, 2025 and 2024 were $62,237 and $157,943, respectively. The decrease in product and royalty revenues was a result of the business trend experienced since 2024 relating to declining customer sales and licenses of intellectual property. The Company, to overcome this trend, is implementing a strategy to introduce new product lines that bring innovations creative to customers.

Cost of Sales

Cost of sales for the three months ended June 30, 2025 and 2024 was $650,068 and $1,317,664, respectively. Gross margins increased to 37% for the three months ended June 30, 2025, compared to 26% for the three months ended June 30, 2024, The increase in gross margin was primarily due to the product sales mix, as there was a higher sales volume of lower-margin products during the prior period compared to higher-margin products.

Operating Expenses

Operating expenses for the three months ended June 30, 2025, were $653,158, compared to $680,765 for the three months ended June 30, 2024. The decrease in operating expenses was a result of reduced selling costs due to decreased sales, combined with reduced marketing expenditures, mainly relating to termination of internet/Facebook paid advertising.

Other Income

Net other Income for the three months ended June 30, 2025, was $62,658, compared to net other income of $465,117 for the three months ended June 30, 2024, representing a decrease of $462,113. The decrease resulted from settlement income of $130,000 for the three months ended June 30, 2025, compared to $504,392 for the three months ended June 30, 2024. This reduction in net other income was partially offset by the Company’s repayment of all convertible loans in January, 2025, which led to a decrease in interest expenses, combined with the decrease of income tax expenses due to the Company reporting net loss for the six months ended June 30, 2025.

Net (Loss) Income

Net loss for the three months ended June 30, 2025, was $321,001, compared to net income of $235,821 for the three months ended June 30, 2024.

Results of Operations for the Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

Revenues

Our revenues from product sales for the six months ended June 30, 2025 and 2024 were $1,852,563 and $2,794,891, respectively. Royalty revenues for the six months ended June 30, 2025, and 2024 were $110,282 and $493,001, respectively. The decrease in product and royalty revenues was a result of the business trend experienced since 2024 relating to declining customer sales and licenses of intellectual property.

Cost of Sales

Cost of sales for the six months ended June 30, 2025, and 2024 were $1,362,454 and $2,359,567, respectively. Gross margins increased to 31% for the six months ended June 30, 2025, compared to 28% for the six months ended June 30, 2024, due to the product sales mix, as there was a higher sales volume for the higher margin products group, as compared to the lower margin group.

Operating Expenses

Operating expenses for the six months ended June 30, 2025, were $1,149,618, compared to $1,327,631 for the six months ended June 30, 2024. The decrease in operating expenses was a result of reduced selling costs due to decreased sales, combined with reduced marketing expenditures, mainly relating to termination of internet/Facebook paid advertising.

Other (Expense) Income

Net other expenses for the six months ended June 30, 2025, were $62,658, compared to net other income of $778,417 for the six months ended June 30, 2024, representing a decrease of $841,075.

The decrease resulted in the reduction on settlement net income to $17,279 for the six months ended June 30, 2025, compared to $991,103 for the six months ended June 30, 2024. This reduction in net other income was partially offset by the Company’s repayment of all convertible loans in January, 2025, which led to a decrease in interest expenses, combined with the decrease of income tax expenses due to the Company reporting net loss for the six months ended June 30, 2025.

Net (Loss) Income

Net loss for the six months ended June 30, 2025, was$561,560, compared to net income of $379,111 for the six months ended June 30, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow for the periods indicated:

	For the Six Months Ended June 30,
	2025	2024
Net cash flows used in operating activities	$(572,716)	$(94,696)
Net cash flows used in financing activities	$(109,419)	$(377,117)
Net cash used in investing activities	$(16,000)	$-

Cash used in operating activities was $572,716 for the six months ended June 30, 2025, compared to cash used in operating activities of $94,696 for the six months ended June 30, 2024. Cash used in operating activities for the six months ended June 30, 2025 related to the Company’s net loss of approximately $611,865, decreases in vendor deposit assets, an increase in inventory, account receivable and royalty receivables, partially offset by cash provided by increases in accounts payable.

During the six months ended June 30, 2025, the Company repaid $69,130 of principal on convertible notes payable, compared to $189,973 repaid in the six months ended June 30, 2024, due to the reduction of the principal balance on convertible notes payable. In addition, during the six months ended June 30, 2025, the Company repaid $17,888 in principal and $21,023 in interest to Sara Daiagi on a note payable issued on May 18, 2022.

During the six months ended June 30, 2025, the Company repaid $0 of principal on notes payable to related parties, compared to $165,810 repaid during the six months ended June 30, 2024. The Company repaid in full the note payable to related parties as of March 31, 2024.

During the six months ended June 30, 2025, the Company repaid $22,400 of lease liability principal, compared to $21,334 repaid during the six months ended June 30, 2024.

Assets

At June 30, 2025 and December 31, 2024, we had total assets of $2,158,329 and $2,753,410, respectively. Assets primarily consisted of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the six months ended June 30, 2025, the Company’s accounts receivable increased by $22,054, royalty receivable increased by $39,181, inventory increased by $104,849, net of obsolescence reserve, and vendor deposits decreased by $51,128.

Liabilities

On June 30, 2025 and December 31, 2024, we had total liabilities of $2,051,915 and $2,035,131, respectively. The increase in liabilities was due to a combination of interest expense accrued on income tax payable, offset by reduction in customer deposits, convertible note payables and refund liability balances.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us. Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At June 30, 2025, we had $721,799 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities; or (d) seek protection from creditors.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements for the three and six months ended June 30, 2025.

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

As of June 30, 2025, and December 31, 2024, the Company had an allowance for an expected credit loss of $131,716.

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of June 30, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the six months ended June 30, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. The Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable.

The Company has a total tax liability of $726,538 and $741,222 for the period of June 30, 2025, and December 31, 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This Update affect entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of ASU 2025-05 on its financial reporting and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025. Based on such review and evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Remedial Efforts Related to the Material Weakness in Internal Controls

In an effort to address the material weakness, we have implemented, or are in the process of implementing, the following remedial steps:

●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

●	We intend to establish an internal audit function and engage a public accounting firm to perform internal audit services under an outsourcing arrangement. We intend for the internal audit service provider to review the policies, procedures and systems to address the material weakness.

●	In addition to supervising all financial aspects of the Company, our principal financial officer is also supervising our Information Technology (“IT”) functions to better facilitate the coordination and development of improved systems to support our financial reporting process.

●	In furtherance of timely and complete financial statement reviews and procedures to ensure all required disclosures are made in our financial statements and promoting the segregation of duties, we have (i) hired experienced accounting personnel and expect to hire additional experienced accounting personnel, (ii) hired staff to handle the increased workload associated with the reporting structure in place and continue to recruit additional staff in key areas including financial reporting and tax accounting as well as we have engaged temporary staff, and (iii) hired consultants to assist in achieving accurate and timely reporting, including hiring additional consultants to assist in the development and enhancement of IT infrastructure systems to support accounting.

●	We have provided, and will continue to provide, training to our finance and accounting personnel for timely and accurate preparation and management review of documentation to support our financial reporting and period-end close procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics.

●	We have been conducting and continue to conduct the assessment and review of our accounting general ledger system to further identify changes that can be made to improve our overall control environment with respect to journal entries. We are continuing to implement more formal procedures related to the review and approval of journal entries.

●	We have been formalizing the periodic account reconciliation process for all significant balance sheet accounts. We are continuing to implement more formal review of these reconciliations by our accounting management and we will increase the number of supervisory personnel to ensure that reviews are performed.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its principal executive officer and principal financial officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be amended from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: August 14, 2025	By:	/s/ Kevin Frija
	Name:	Kevin Frija
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)