Form 10-Q
period 2025-09-30
VPR Brands, LP.
filed 2025-11-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at November 14, 2025:
Common Units, No par value	91,746,806 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I., Item 1A., “Risk Factors” appearing in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time, and our other filings with the Securities and Exchange Commission.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS

Current Assets:
Cash	$540,650	$1,419,934
Accounts receivable, net	318,103	346,618
Royalty receivable	73,344	38,163
Inventory	674,549	605,919
Vendor deposits	142,811	195,702
Deposits	23,378	29,692
Total current assets	1,772,835	2,636,028

Right to use asset	65,106	89,549
Intangible assets, net	41,800	27,833

Total assets	$1,879,741	$2,753,410

LIABILITIES AND PARTNERS’ (DEFICIT) SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$933,403	$418,007
Accounts payable - related party	13,640	9,347
Customer deposits	28,174	99,789
Lease liabilities, current portion	39,958	34,391
Notes payable, current portion	241,242	271,797
Refund liability	61,880	182,534
Convertible notes payable	-	69,129
Income tax payable	726,538	741,222
Total current liabilities	2,044,835	1,826,216

Notes payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	31,007	61,678
Total liabilities	2,223,079	2,035,131

Partners’ Capital (Deficit) Surplus:
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding	8,312,674	8,312,674
Accumulated deficit	(8,656,012)	(7,594,395)
Total partners’ capital (deficit) surplus	(343,338)	718,279
Total liabilities and partners’ capital surplus	$1,879,741	$2,753,410

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenues
Product sales	$807,062	$1,326,199	$2,659,645	$4,121,090
Royalty revenue	-	116,764	110,282	609,765
Total revenues	807,062	1,442,963	2,769,927	4,730,855

Cost of Sales	541,616	1,008,960	1,904,069	3,368,527
Gross profit	265,446	434,003	865,858	1,362,328

Operating Expenses:
Selling, general and administrative expenses	665,777	611,028	1,815,394	1,938,659
Unit-based compensation expenses	-	247,193	-	247,193
Total operating expenses	665,777	858,221	1,815,394	2,185,852

Net Operating Loss	(400,331)	(424,218)	(949,536)	(823,524)

Other Income (Expense):
Settlement income, net	17,018	511,823	34,297	1,502,854
Other income	-	5,644	-	5,644
Interest income	38	601	509	2,102
Interest expense	(66,477)	(245,402)	(146,885)	(328,306)
Interest expense- related parties	-	-	-	(2,504)
Total other (expense) income, net	(49,421)	272,666	(112,079)	1,179,790

Net (Loss) Income, before Provision for Income Tax	$(449,752)	$(151,552)	$(1,061,615)	$356,266

Provision for Income Taxes	-	(15,332)	-	(144,039)

Net (Loss) Income	(449,752)	(166,884)	(1,061,615)	212,227

Net (Loss) Income Per Common Unit - Basic	$(0.00)	$(0.00)	$(0.01)	$0.00

Net (Loss) Income Per Common Unit - Diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted-Average Common Units Outstanding - Basic	91,746,806	89,935,870	91,746,806	89,179,936

Weighted-Average Common Units Outstanding - Diluted	91,746,806	89,935,870	91,746,806	89,179,936

The accompanying notes are an integral part of these unaudited condensed interim financial statements

VPR BRANDS, LP

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS (DEFICIT)

(unaudited)

						Total
			Common Units to			Partner’s
	Common Units		be Issued		Accumulated	Capital Surplus
	Number	Amount	Number	Amount	Deficit	(Deficit)
Nine Months Ended September 30, 2024
Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Net Income	-	-	-	-	203,059	203,059
Balance at March 31, 2024	88,804,035	$8,065,481	578,723	34,723	(7,282,835)	817,369
Net Income	-	-	-	-	176,052	176,052
Balance at June 30, 2024	88,804,035	8,065,481	578,723	34,723	(7,106,783)	993,421
Units issued for compensation	2,942,771	247,193	-	-	-	247,193
Net Loss	-	-	-	-	(166,884)	(166,884)
Balance at September 30, 2024	91,746,806	8,312,674	578,723	34,723	(7,273,667)	1,073,730

Nine Months Ended September 30, 2025
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279
Net Loss	-	-	-	-	(290,864)	(290,864)
Balance at March 31, 2025	91,746,806	$8,312,674	-	$-	(7,885,259)	427,415
Net Loss	-	-	-	-	(321,001)	(321,001)
Balance at June 30, 2025	91,746,806	$8,312,674	-	$-	(8,206,260)	106,414
Net Loss	-	-	-	-	(449,752)	(449,752)
Balance at September 30, 2025	91,746,806	$8,312,674	-	$-	(8,656,012)	(343,338)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net (loss) income	$(1,061,615)	$212,227
Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:
Amortization of right-of-use asset	24,443	21,296
Amortization of intangible	2,033	1,500
Provision for inventory obsolescence	-	29,979
Interest on lease liability	8,960	12,107
Allowance for expected credit losses expenses	(77,236)	14,494
Bad debt expense	30,505	8,177
Unit based compensation	-	247,193
Changes in operating assets and liabilities:
Royalty receivable	(35,181)	(2,177)
Inventory	(68,630)	(315,027)
Vendor deposits	52,891	136,933
Accounts receivable	75,246	(274,440)
Customer deposits	(71,615)	(56,546)
Other current assets	6,314	(1,700)
Refund liability	(120,654)	(3,940)
Accounts payable related party	4,293	(19,020)
Accounts payable and accrued expenses	515,395	309,660
Income tax payable	(14,684)	(71,413)
Net cash used in operating activities	(729,536)	249,303

Cash Flows from Investing Activities:
Purchase of intangible assets	(16,000)	-
Net cash used in investing activities	(16,000)	-

Cash Flows from Financing Activities:
Payments of convertible notes payable	(69,129)	(294,712)
Payments of notes payable	(30,555)	-
Payments of notes payable, related parties	-	(165,810)
Payments on lease liability	(34,064)	(32,442)
Net cash used in financing activities	(133,748)	(492,964)

Change in Cash	(879,284)	(243,661)
Cash - Beginning of Period	1,419,934	1,767,260
Cash - End of Period	$540,650	$1,523,599

Supplemental Cash Flow Information:
Interest paid in cash	$44,929	$146,928
Income taxes paid in cash	$14,684	$215,452

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission. The results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for future periods or the full year.

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

Financial Condition

As reflected in the unaudited condensed financial statements, the Company generated negative cash flows from operations of $729,536 for the nine months ended September 30, 2025, and had negative working capital of $272,000 and cash of $540,650 as of September 30, 2025. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $449,752 and $1,061,615 for the three and nine months ended September 30, 2025, respectively, and accumulated deficit of $8,656,012 and $7,594,395, as of September 30, 2025, and December 31, 2024, respectively.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on September 30, 2025, and December 31, 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On September 30, 2025, and December 31, 2024, the Company had approximately $259,685 and $587,084, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Accounts Receivable and Royalty Receivable

The Company recognizes an allowance for expected credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, issued by the Financial Accounting Standards Board (“FASB”). This ASU establishes a current expected credit loss model, which requires the Company to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

To estimate expected credit losses, the Company segregated its receivables into risk-based categories, each reflecting distinct credit risk characteristics. A loss rate was then applied to each category based on historical experience and anticipated losses given the associated risk factors.

An allowance for credit losses is recorded through a provision for bad debts charged to earnings. The evaluation of expected credit losses is inherently subjective and requires management to make estimates that may be subject to significant revision as additional information becomes available. For the nine months ended September 30, 2025, the Company reduced the allowance for expected credit losses due to recovery from a major customer. The Company’s allowance for expected credit losses was $54,480 and $131,716 as of September 30, 2025, and December 31, 2024, respectively.

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value. At each balance sheet date, the Company evaluates its ending inventories for excess quantities and obsolescence. This evaluation primarily includes an analysis of forecasted demand in relation to the inventory on hand, among consideration of other factors. The physical condition (e.g., age and quality) of the inventories is also considered in establishing its valuation. Based upon the evaluation, provisions are made to reduce excess or obsolete inventories to their estimated net realizable values. Once established, write-downs are considered permanent adjustments to the cost basis of the respective inventories. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from the amounts that the Company may ultimately realize upon the disposition of inventories if future economic conditions, customer inventory levels, product discontinuances, sales return levels or competitive conditions differ from the Company’s estimates and expectations. As of September 30, 2025 and December 31, 2024, the Company recorded a provision for obsolescence of $0 and $131,052, respectively.

Leases

The Company applied the FASB’s Accounting Standards Codification (“ASC”) Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right-of-use (“ROU”) assets represent the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations in addition to other appropriate facts and circumstances.

Revenue Recognition

The Company recognizes revenues when its customer obtains control of promised goods or services, which occurs at a point in time, typically upon shipment to the customer. in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) the performance obligation is satisfied.

Product Revenue

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenues for the three and nine months ended September 30, 2025 and 2024, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

During the fourth quarter of 2023, the Company and the licensee ended the exclusivity agreement and transitioned to a sales-based royalty structure. Under the revised agreement:

●	The sublicensee continues to pay the Company a 5% royalty on gross sales of sublicensed products; and

●	The licensee pays a matching 5% royalty based on the sublicensee’s reported sales to maintain its licensing rights.

The Company recognizes royalty revenue in the period in which the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, are met, which may be based on reported sales or upon receipt of payment.

The following table provides information about accounts receivable, royalty receivable from contracts with customers as of September 30, 2025 and December 31, 2024:

	Accounts	Royalty
	Receivable	Receivable
December 31, 2024	$346,618	$38,163
September 30, 2025	$318,103	$73,344

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

To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. The total refund liability relating to the recall of the lighters was $61,880 and $182,534 as of September 30, 2025, and December 31, 2024, respectively.

Customer Concentration

During the nine months ended September 30, 2025, four customers accounted for approximately 36% of the Company’s net revenues. Receivables from these customers as of September 30, 2025 totaled $208,416. A summary of customer concentrations for the nine months ended September 30, 2025 is presented in the table below.

	2025	2025	2025	2025
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$505,978	18%	84,640	22%
B	183,884	7%	77,351	20%
C	179,174	6%	-	0%
D	145,196	5%	46,426	12%
Total	$1,014,232	36%	$208,416	54%

During the nine months ended September 30, 2024, 86% of the Company’s net revenues were generated from four customers. Accounts receivable and royalty receivables from these customers as of September 30, 2024, totaled $363,517. A summary of customer concentrations for the nine months ended September 30, 2024 is presented in the table below.

	2024	2024	2024	2024
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$900,417	33%	157,433	23%
B	609,611	22%	114,428	17%
C	484,156	17%	506	0%
D	377,783	14%	91,150	13%
Total	$2,371,967	86%	$363,517	53%

Unit-Based Compensation

The Company may issue restricted units to consultants for various services. Costs for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the Company’s units is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue units as compensation in future periods for services associated with the registration of the common units.

 Unit-based payments to employees, including grants of employee options, are recognized as compensation expense in the financial statements based on their fair value, in accordance with ASC Topic 718. This expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (typically the vesting period).

For the period ended September 30, 2025, the Company did not recognize any unit-based compensation. For the period ended September 30, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying units at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

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

Basic and Diluted Net (Loss) Income Per Unit

The Company computes net (loss) income per unit in accordance with FASB ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per unit (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net (loss) income available to unitholders by the weighted average number of units outstanding during the period. Diluted EPS gives effect to all dilutive potential units outstanding during the period, including options, using the treasury stock method, and convertible notes, using the if-converted method. Diluted EPS excludes all dilutive potential units if their effect is anti-dilutive.

Approximately 1,864,780 units underlying convertible notes were excluded from the calculation of diluted (loss) income per unit for the three and nine months ended September 30, 2024 because their effect was antidilutive.

In the nine months ended September 30, 2025, there were no potentially dilutive units since all convertible notes were fully settled in January 2025 and hence, none were outstanding as of September 30, 2025.

 The following summarizes the calculation of basic and diluted (loss) income per unit for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income per common unit – basic:
Net (loss) income allocated to common unit holders	$(449,752)	$(166,884)	$(1,061,615)	$212,227
Weighted average common units outstanding - basic	91,746,806	89,935,870	91,746,806	89,179,936
Net (loss) income per common unit – basic	$(0.00)	$(0.00)	$(0.01)	$0.00

Net (loss) income per common unit – diluted:
Net (loss) income allocated to common unit holders - basic	$(449,752)	$(166,884)	$(1,061,615)	$212,227
Add: tax adjusted interest convertible debt	-	-	-	-
Net (loss) income allocated to common unit holders -diluted	$(449,752)	$(166,884)	$(1,061,615)	$212,227
Weighted average common units outstanding - basic	91,746,806	89,935,870	91,746,806	89,179,936
Add: diluted units related to convertible debt	-	-	-	-
Weighted average common units outstanding - diluted	91,746,806	89,935,870	91,746,806	89,179,936
Net (loss) income per common unit - diluted	$(0.00)	$(0.00)	$(0.01)	$0.00

Provision for Income Taxes

The Company records income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

For the three and nine months ended September 30, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. During the nine months ended September 30, 2025, the Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable for the nine months ended September 30, 2024.

The Company had a total tax liability of $726,538 and $741,222 for the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU affects entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of ASU 2025-05 on its financial reporting and disclosures.

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $449,752 and $1,061,615 for the three and nine months ended September 30, 2025, respectively, and the accumulated deficit of $8,656,012 and $7,594,395, as of September 30, 2025, and December 31, 2024, respectively. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unit holders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to generate sufficient revenues in the future. These financial statements do not give any effect to any adjustments that would be necessary should the Company be unable to continue as a going concern.

The Company expects to meet its current capital requirements through existing operations. However, there can be no assurance that the Company will generate sufficient cash flows to meet all working capital needs. If operating cash flows are insufficient, the Company may need to explore alternative sources of capital to satisfy its liquidity requirements.

NOTE 4: INTELLECTUAL PROPERTY

On March 20, 2025, the Company and KS Brushes DBA Kief Sweeper LLC (“Kief Sweeper”) entered into a Bill of Sale and Assignment and Assumption Agreement (the “Kief Sweeper Agreement”). Pursuant to the terms of the Kief Sweeper Agreement, the Company agreed to purchase, and Kief Sweeper agreed to sell to the Company, subject to the provisions of the Kief Sweeper Agreement, certain assets consisting of certain intellectual property, including but not limited to the trade name “Kief Sweeper”, an internet domain, and a patent pending amounting to $16,000.

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	September 30, 2025	December 31, 2024	Useful Life
Intellectual Property	$31,000	$15,000	15 years
Trademarks	$10,000	$10,000	15 years
Trade name	$5,000	$5,000	15 years
Total Intangible Assets	$46,000	$30,000

For the three and nine months ended September 30, 2025, the amortization expense for intangible assets was $767 and $2,033, respectively. For the three and nine months ended September 30, 2024, the amortization expense for intangible assets was $500 and $1,500, respectively. This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s unaudited financial statements for the three and nine months ended September 30, 2025, and 2024.

The following table presents the future amortization expenses related to the acquired intangible assets:

For the year ending	Amortization Expense
2025 (remaining 3 months)	767
2026	3,067
2027	3,067
2028	3,067
Thereafter	31,833
$41,801

NOTE 5: NOTES PAYABLE

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of September 30, 2025, and December 31, 2024, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property of the Company. The balance on the EIDL was $147,237 as of September 30, 2025, and December 31, 2024, which has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note to Sara Daiagi in the principal amount of $250,000 (the “Daiagi Note”). The outstanding principal of the Daiagi Note bears interest at 18% per annum, with interest originally payable monthly. The principal and any accrued but unpaid interest were originally due on the third anniversary of the issue date (May 18, 2025). The Company subsequently renegotiated the repayment terms with Ms. Daiagi. Under the revised schedule, the Company is making weekly periodic payments that apply to outstanding principal and accrued interest. The revised payment schedule commenced on January 28, 2025, and the revised maturity date is January 16, 2029. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $219,445 and $250,000 as of September 30, 2025 and December 31, 2024, respectively.

The following is a summary of notes payable activity for the nine months ended September 30, 2025:

Total note payable at December 31, 2024	$419,034
Repayments of notes payable	$(30,555)
Balance as September 30, 2025	$388,479
Current portion	$241,242
Note payable, less current portion	$147,237

NOTE 6: RELATED PARTIES TRANSACTIONS

Notes Payable Related Parties

During the year ended December 31, 2024, the Company repaid multiple unsecured promissory notes to Kevin Frija, who serves as its Chief Executive Officer, President, principal financial officer, principal accounting officer, and Chairman of the Board, and is a significant unitholder of the Company. These notes carried an interest rate of 24% per annum and permitted Mr. Frija to make one ACH payment withdrawal of $500, which increased to $1,500 per day for notes still outstanding in October 2023, from the Company’s bank account per business day until the principal and accrued interest were fully repaid. The notes were issued on various dates between April 2021 and September 2022. All were due within a year of their respective issuance dates.

For the three months ended September 30, 2025, and 2024, the Company incurred interest expense of $0. For the nine months ended September 30, 2025, and 2024, the Company incurred interest expense of $0 and $2,504, respectively.

During the year ended December 31, 2024, the Company repaid all outstanding notes totaling $165,810, resulting in a zero balance as of September 30, 2025 and December 31, 2024, respectively.

Issuance of restricted units for compensation

During the year ended December 31, 2024, the Company issued an aggregate of 1,221,385 common units to the Chief Executive Officer and Chief Operating Officer in exchange for services provided and recognized $205,193 in unit-based compensation related to these issuances. The expense was recognized on the grant date, as the units were fully vested and issued as additional compensation for services already performed.

Other related party transactions

As of September 30, 2025, and December 31, 2024, the Company owed $5,678 and $2,097, respectively, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The net transactions for the three months ended September 30, 2025 and 2024, were $5,678 and $23,451, respectively. The net transactions for the nine months ended September 30, 2025 and 2024, were $3,581 and $22,071, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of September 30, 2025, and December 31, 2024, the Company owed $7.963 and $7,351, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the three months ended September 30, 2025, and 2024, were $7,962 and $11,889, respectively. The total commissions paid to the Chief Operating Officer during the nine months ended September 30, 2025, and 2024, were $15,630 and $29,636, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

NOTE 7: CONVERTIBLE NOTES PAYABLE

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 to Brikor LLC. The principal amount due under the Brikor Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) was due and payable on the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption would be redeemed by the Company in cash.

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the nine months ended September 30, 2025, the Company fully paid the outstanding balance of the Brikor Note of $14,452. The balance of the Brikor Note as of September 30, 2025, and December 31, 2024, was $0 and $14,452, respectively.

Daiagi and Daiagi Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Daiagi and Daiagi Note”) to Mike Daiagi and Mathew Daiagi jointly (the “Daiagis”). The principal amount due under the Daiagi and Daiagi Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Daiagi and Daiagi Note) was due and payable on the third anniversary of the issue date. The Daiagi and Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi and Daiagi Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Daiagi and Daiagi Note. The portion of the Daiagi and Daiagi Note subject to redemption will be redeemed by the Company in cash.

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the nine months ended September 30, 2025, the Company fully paid the outstanding balance of the Daiagi and Daiagi Note of $12,757. The balance of the Daiagi and Daiagi Note as of September 30, 2025, and December 31, 2024, was $0 and $12,757, respectively.

Amber Investments Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Amber Investments Note”) to Amber Investments LLC (“Amber Investments”). The principal amount due under the Amber Investments Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Amber Investments Note) was due and payable on the third anniversary of the issue date. The Amber Investments Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Amber Investments Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Amber Investments Note. The portion of the Amber Investments Note subject to redemption will be redeemed by the Company in cash.

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the nine months ended September 30, 2025, the Company fully paid the outstanding balance of the Amber Investments Note of $12,757. The balance of the Amber Investments Note as of September 30, 2025, and December 31, 2024, was $0 and $12,757, respectively.

 K& S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) was due and payable on the third anniversary of the issue date. The K& S Pride Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K & S Pride Note. The portion of the K & S Pride Note subject to redemption will be redeemed by the Company in cash.

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the nine months ended September 30, 2025, the Company fully paid the outstanding balance of the K & S Pride Note of $16,319. The balance of the K & S Pride Note as of September 30, 2025, and December 31, 2024, was $0 and $16,319, respectively.

Surplus Depot Note

On February 20, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Surplus Depot Note”) to Surplus Depot Inc. (“Surplus Depot”). The principal amount due under the K & S Pride Note bears interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Surplus Depot Note) was due and payable on the third anniversary of the issue date. The Surplus Depot Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Surplus Depot Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Surplus Depot Note. The portion of the Surplus Depot Note subject to redemption will be redeemed by the Company in cash.

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the nine months ended September 30, 2025, the Company fully paid the outstanding balance of the Surplus Depot Note of $12,756. The balance of the Surplus Depot Note as of September 30, 2025, and December 31, 2024, was $0 and $12,756, respectively.

The following is a summary of convertible notes payable activity for the years ended December 31, 2024 and 2023:

Opening balance on January 1, 2024	481,190
Repayments of principal	(412,060)
Balance at December 31, 2024	$69,130

The following is a summary of convertible notes payable activity for the nine months ended September 30, 2025:

Balance at January 1, 2025	$69,130
Repayments of principal	(69,130)
Balance at September 30, 2025	$-

 NOTE 8: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of September 30, 2025, and December 31, 2024, the Company had outstanding 91,746,806 common units issued and outstanding.

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

For the period ended September 30, 2025, the Company did not recognize any unit-based compensation. For the period ended September 30, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at fair value on the grant date   as the units were fully vested and issued as additional compensation for services already performed.

Class A Preferred Units

Pursuant to Section 5.6 of the Limited Partnership Agreement, as amended (the “Limited Partnership Agreement”), Soleil Capital Management LLC, the Company’s general partner (the “General Partner”) may, without the approval of the Company’s limited partners, issue additional Company securities for any Company purpose at any time and from time to time for such consideration and on such terms and conditions as the General Partner shall determine in its sole discretion, all without the approval of any limited partners, and that each additional Company interest authorized to be issued by the Company may be issued in one or more classes, or one of more series of any such classes, with such designations, preferences, rights, powers and duties as shall be fixed by the General Partner in its sole discretion. Pursuant to Section 13.1 of the Limited Partnership Agreement, the General Partner may, without the approval of any partner, any unitholder or any other person, amend any provision of the Limited Partnership Agreement to reflect any amendment expressly permitted in the Limited Partnership Agreement to be made by the General Partner acting along, therefore including the creation of a new class of Company securities.

The designation, powers, preferences and rights of the Class A preferred units and the qualifications, limitations and restrictions thereof are summarized as follows:

Number and Stated Value. The number of authorized Class A preferred units is 1,000,000. Each Class A preferred unit will have a stated value of $2.00 (the “Stated Value”).

Rights. Except as otherwise set forth in the Limited Partnership Agreement, each Class A preferred unit has all of the rights, preferences and obligations of the Company’s common units as set forth in the Limited Partnership Agreement and shall be treated as a common unit for all other purposes of the Limited Partnership Agreement.

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

 Conversion Price. Each Class A preferred unit is convertible into a number of common units equal to (x) the Stated Value plus any accrued and unpaid dividends, divided by (y) the Conversion Price (as hereinafter defined). The “Conversion Price” means 85% multiplied by the VWAP (as defined in the Limited Partnership Agreement), representing a discount rate of 15%.

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

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreements

Warehouse and Office Space

On May 19, 2022, the Company entered into a 5-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for a 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right to use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

As of September 30, 2025, and December 31, 2024, right-of-use (“ROU”) assets are summarized as follows:

	September 30,	December 31,
	2025	2024

Warehouse and office lease ROU assets	$157,363	$157,363
Less: accumulated amortization	(92,257)	(67,814)
ROU assets, net	$65,106	$89,549

As of September 30, 2025, and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	September 30,	December 31,
	2025	2024

Lease liabilities related to warehouse and office lease ROU assets	$70,965	$96,069
Less: current portion of lease liabilities	(39,958)	(34,391)
Lease liabilities, net of current portion	$31,007	$61,678

As of September 30, 2025, the weighted average lease term remaining was 1.6 years and the imputed interest rate was 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of September 30, 2025:

Twelve Months Ending September 30,	Amount
2025 (Remainder)	$11,663
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	80,086
Less: discount to fair value	(9,121)
Total lease liability as of September 30, 2025	$70,965

The Company amortized $24,443 and $21,296 of the ROU asset during the nine months ended September 30, 2025, and 2024, respectively.

For the three months ended September 30, 2025, and September 30, 2024, the Company recognized rent expense of $16,682 and $15,775, respectively. For the nine months ended September 30, 2025, and September 30, 2024, the Company recognized rent expense of $51,279 and $49,235, respectively.

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

On April 20, 2023, the Company entered into a Litigation Resolution Agreement (the “Safa Agreement”) with Safa Goods, LLC regarding trademark and patent infringements of the Company’s branded products. The Safa Agreement provided for payment to the Company of $5,300,197 over an 18-month period. All payments required under the Safa Agreement were received prior to December 31, 2024.

On December 17, 2024, the Company entered into a Settlement Agreement and Release (“Daze Agreement”) with 7 Daze, LLC (“Daze”) following assertion by the Company of patent infringement of U.S. patent no. 8,205,622 (the “Patent”) by Daze’s auto draw electronic cigarettes (the “Dispute”). Pursuant to the terms of the Daze Agreement, the parties agreed to settle the Dispute, and the Company granted to Daze and certain of its affiliates a fully paid-up, royalty free, non-exclusive license to practice the invention in the Patent. Pursuant to the terms of the Daze Agreement, Daze agreed to pay the Company the sum of $100,000 according to the following payment schedule:

(i)	$25,000 on or before December 20, 2024; and

(ii)	Six monthly payments of $12,500, due on the first day of each consecutive month beginning on February 1, 2025 and ending with the sixth and final payment due July 1, 2025.

As of September 30, 2025, the Company has received a total of $87,500 from Daze, which includes a $25,000 payment and five installments of $12,500 each, with one installment pending.

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. As of September 30, 2025, the Company has received a total of $30,000 from Pop Vapor.

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Zaydan Agreement”) with Zaydan Innovations, Inc. (“Zaydan”) regarding Patent infringements of Company branded products. Pursuant to the terms of the Zaydan Agreement, Zaydan agreed to pay the Company $7,500. The Company received the $7,500 cash payment, which was recognized as settlement income, in April 2025.

On May 5, 2025, the Company entered into a Settlement Agreement and Release (the “Ashh Agreement”) with Ashh, Inc. (“Ashh”) regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Ashh Agreement, Ashh agreed to pay the Company $50,000. The Company received the $50,000 cash payment, which was recognized as settlement income, in May 2025. In addition to the settlement payment, once all of the product covered by the current inventory licensed has been sold, Ashh agreed to pay the Company a royalty of $0.03 per unit of the licensed devices sold by Ashh until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent.

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company $30,000, to be recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1, 2025. In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044). As of September 30, 2025, the Company had received $20,000 pursuant to the All Rise Agreement.

During the three months ended September 30, 2025, and September 30, 2024, the Company received cash payments pursuant to the above settlements totaling $17,018 and  $511,823, respectively, net of settlement legal fees. During the nine months ended September 30, 2025 and 2024, the Company received cash payments pursuant to the above settlements totaling $34,297 and $1,502,854, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying unaudited condensed statements of operations.

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

For the nine months ended September 30, 2025, the Company recorded net loss before taxes of $1,061,615 and made tax payments totaling $14,684. The Company recorded a provision for income tax expense of $0. As a result, the Company’s tax liability decreased from $741,222 as of December 31, 2024, to $726,538 as of September 30, 2025, primarily due to these provisions and payments.

Uncertain Tax Positions and Penalties

The Company’s 2023 tax return included the use of net operating losses carryforwards (“NOLs”) to offset taxable income. However, due to uncertainty regarding the acceptance of these NOLs and the determination that they do not meet the “more-likely-than-not” threshold, as of December 31, 2024, the Company recorded an estimated liability of $185,700 in non-deductible penalties, representing a permanent difference. In addition, the Company had $52,229 of accrual interest on penalties which created a temporary difference and related tax asset. This liability is included in accounts payable and accrued expenses. The Company also recorded a provision for credit losses of $131,716 as of December 31, 2024, which also creates a temporary difference and related tax asset. This liability is included as a contra asset to accounts receivable.

As of December 31, 2024, the Company recorded deferred tax assets of $46,622 related to these deductible temporary differences. However, due to recent operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance of $46,622 against its deferred tax assets as of December 31, 2024.

For the nine months ended September 30, 2025, the Company recorded a $77,236 reduction of allowance for expected credit losses against accounts receivable. The Company’s allowance for expected credit losses was $54,480 and $131,716 as of September 30, 2025, and December 31, 2024, respectively. For the nine months ended September 30, 2025, the Company calculated deferred tax assets of $308,711 related to these deductible temporary differences. However, due to recent operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it is not more likely than not that these deferred tax assets will be realized. Accordingly, the Company recorded a full valuation allowance of $308,711 against its deferred tax assets.

These components of deferred income tax assets as of September 30, 2025 are presented in the following table:

Component	Temporary Difference	Tax Effect
Accrued interest	$101,957	$25,841
Allowance for bad debts	54,480	13,808
Net operating losses carryforward	1,061,615	269,063
Valuation allowance	(1,218,052)	(308,711)
Total	$-	$-

Income Tax Provision

As of September 30, 2025, the Company’s statutory federal income tax rate was 21.00%. Due to a net loss in the three and nine months ended September 30, 2025, the Company did not record a tax benefit. The Company’s income tax expense for the three and nine months ended September 30, 2025, and 2024, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Current tax expense	2025	2024	2025	2024
Income tax (credit) expense at U.S. federal rate	$(111,313)	$12,704	$(255,791)	$119,346
State income tax (credit) expense, net of federal benefit	$(23,029)	$2,628	$(52,920)	$24,693
Valuation allowance	$134,342	$-	$308,711	$-
Provision for income tax	$-	$15,332	$-	$144,039

In the nine months ended September 30, 2025, the Company recorded a full valuation allowance against its deferred tax assets due to uncertainty about its ability to generate sufficient future taxable income. Although the Company reported a pre-tax loss in the nine months ended September 30, 2025, the corresponding effective tax rate was 0.00%, compared to effective tax rate of 25.35% for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025, was primarily driven by the uncertainty regarding the Company’s ability to generate sufficient future taxable income, and the Company determined that it is not more likely than not that these deferred tax assets will be realized.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income tax	$-	$15,332	$-	$144,039
Statutory federal income tax rate	(21.00)%	21.00%	(21.00)%	21.00%
State income taxes, net of federal benefit	(4.35)%	4.35%	(4.35)%	4.35%
Valuation allowance	25.35%	-	25.35	-
Effective tax rate	0.00%	25.35%	0.00%	25.35%

Tax Compliance and Examinations

The Company’s tax filings are in compliance with relevant tax laws and regulations. The Company’s income tax returns remain open to examination by tax authorities, and the Company is prepared to defend its tax positions if necessary.

NOTE 11: SUBSEQUENT EVENTS

No events occurred subsequent to the date of the Company’s unaudited condensed financial statements that would require adjustments to, or disclosure in, the aforementioned unaudited condensed financial statements. The Company evaluated subsequent events through the date the unaudited condensed financial statements are issued.

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

Results of Operations for the Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024

Revenues

Our revenues from product sales for the three months ended September 30, 2025 and 2024 were $807,062 and $1,326,199, respectively. Royalty revenues for the three months ended September 30, 2025 and 2024 were $0 and $116,764, respectively. The decrease in product sales and royalty revenues was a result of the business trend experienced since 2024 relating to declining customer sales and licenses of intellectual property. In an attempt to overcome this trend, the Company is implementing a strategy to introduce new product lines that bring creative innovations to customers.

Cost of Sales

Cost of sales for the three months ended September 30, 2025 and 2024 was $541,616 and $1,008,960, respectively. Gross margins increased to 33% for the three months ended September 30, 2025, compared to 30% for the three months ended September 30, 2024, The increase in gross margin was primarily due to the product sales mix, as there was a higher sales volume of lower-margin products during the prior period compared to higher-margin products.

Operating Expenses

Operating expenses for the three months ended September 30, 2025, were $665,777, compared to $858,221 for the three months ended September 30, 2024. The decrease in operating expenses was mainly a result of reduced unit-based compensation and marketing expenses, offset with increased wages and salaries.

Other Income

Net other expenses for the three months ended September 30, 2025, was $49,421, compared to net other income of $272,666 for the three months ended September 30, 2024, representing a decrease of $322,087. The decrease resulted from net settlement income of $17,018 for the three months ended September 30, 2025, compared to $511,823 for the three months ended September 30, 2024. This reduction in net other income was partially offset by the Company’s repayment of all convertible loans in January 2025, which led to a decrease in interest expenses, combined with the decrease of income tax expenses due to the Company reporting net loss for the nine months ended September 30, 2025.

Net (Loss) Income

Net loss for the three months ended September 30, 2025, was $449,752, compared to net loss of $166,884 for the three months ended September 30, 2024.

Results of Operations for the Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

Revenues

Our revenues from product sales for the nine months ended September 30, 2025 and 2024 were $2,659,645 and $4,121,090 , respectively. Royalty revenues for the nine months ended September 30, 2025, and 2024 were $110,282 and $609,765, respectively. The decrease in product sales and royalty revenues was a result of the business trend experienced since 2024 relating to declining customer sales and licenses of intellectual property. In an attempt to overcome this trend, the Company is implementing a strategy to introduce new product lines that bring creative innovations to customers.

Cost of Sales

Cost of sales for the nine months ended September 30, 2025, and 2024 were $1,904,069 and $3,368,528, respectively. Gross margins increased to 31% for the nine months ended September 30, 2025, compared to 29% for the nine months ended September 30, 2024, due to the product sales mix, as there was a higher sales volume for the higher margin products group during the current period, as compared to the lower margin group.

Operating Expenses

Operating expenses for the nine months ended September 30, 2025, were $1,815,394, compared to $2,185,852 for the nine months ended September 30, 2024. The decrease in operating expenses was a result of reduced selling costs due to decreased sales during the nine months ended September 30, 2025, combined with reduced marketing expenditures, mainly relating to termination of internet/social media paid advertising.

Other (Expense) Income

Net other expense for the nine months ended September 30, 2025, was $112,079, compared to net other income of $1,179,790 for the nine months ended September 30, 2024, representing a decrease of $1,291,869

The decrease resulted from the reduction in settlement net income to $34,297 for the nine months ended September 30, 2025, compared to $1,502,854 for the nine months ended September 30, 2024. This reduction in net other income was partially offset by the Company’s repayment of all convertible loans in January 2025, which led to a decrease in interest expenses, combined with the decrease of income tax expenses due to the Company reporting net loss for the nine months ended September 30, 2025.

 Net (Loss) Income

Net loss for the nine months ended September 30, 2025, was $1,061,615, compared to net income of $212,227 for the nine months ended September 30, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flow for the periods indicated:

	For the Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(729,536)	$249,303
Net cash used in financing activities	$(133,748)	$(492,964)
Net cash (used in) provided by investing activities	$(16,000)	$-

Cash used in operating activities was $729,536 for the nine months ended September 30, 2025, compared to cash provided by operating activities of $249,303 for the nine months ended September 30, 2024. Cash used in operating activities for the nine months ended September 30, 2025 related to the Company’s net loss of approximately $1,061,615, decreases in vendor deposit assets, an increase in inventory, decrease in accounts receivable and increase in royalty receivables, partially offset by cash provided by increases in accounts payable.

During the nine months ended September 30, 2025, the Company repaid $69,130 of principal on convertible notes payable, compared to $294,712 repaid in the nine months ended September 30, 2024, due to the reduction of the principal balance on convertible notes payable. In addition, during the nine months ended September 30, 2025, the Company repaid $30,555 in principal and $31,989 in interest to Sara Daiagi on a note payable issued on May 18, 2022.

During the nine months ended September 30, 2025 and 2024, the Company repaid $0 and $165,810, respectively, of principal on notes payable to related parties. The Company repaid in full the note payable to related parties as of March 31, 2024.

During the nine months ended September 30, 2025, the Company repaid $34,064 of lease liability principal, compared to $32,442 repaid during the nine months ended September 30, 2024.

Assets

At September 30, 2025 and December 31, 2024, we had total assets of $1,879,741 and $2,753,410, respectively. Assets primarily consisted of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable, royalty receivable and a right-to-use asset. During the nine months ended September 30, 2025, the Company’s accounts receivable decreased by $28,515, royalty receivable increased by $35,181, inventory increased by $68,630, net of obsolescence reserve, and vendor deposits decreased by $52,891.

Liabilities

On September 30, 2025 and December 31, 2024, we had total liabilities of $2,223,079 and $2,035,131, respectively. The increase in liabilities was due to a combination of interest expense accrued on income tax payable, offset by reduction in customer deposits, convertible note payables and refund liability balances.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us. Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At September 30, 2025, we had $540,650 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities; or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our unaudited condensed financial statements for the three and nine months ended September 30, 2025.

Accounts Receivable

We recognize an allowance for expected credit losses in accordance with Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses, issued by the Financial Accounting Standards Board (“FASB”). This ASU establishes a current expected credit loss model, which requires us to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.

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

As of September 30, 2025 and December 31, 2024, the company had allowance for an expected credit loss of $54,480 and $131,716.

Provision for Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes.” This standard necessitates the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

The Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. The Company does not believe it has any uncertain tax positions as of September 30, 2025, and December 31, 2024, that would require either recognition or disclosure in the accompanying unaudited financial statements.

During the nine months ended September 30, 2025, the Company had net losses, and did not anticipate having a tax liability, so no provision for income tax was recorded. The Company made tax payments totaling $14,684 related to 2023 taxable year. The Company recorded this payment as a reduction in income tax payable.

The Company has a total tax liability of $726,538 and $741,221 for the period of September 30, 2025, and December 31, 2024, respectively.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instrument-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU affects entities that apply the practical expedient and accounting policy election (if applicable) when estimating expected credit losses on current accounts receivable and/or current contract assets arising from transactions under Topic 606, including those assets acquired in a transaction accounted for under Topic 805, Business Combinations. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The Company is currently evaluating the potential impact of ASU 2025-05 on its financial reporting and disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to include disclosure under this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025. Based on such review and evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, because of a continued material weakness in our internal control over financial reporting, as described below.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be amended from time to time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: November 14, 2025	By:	/s/ Kevin Frija
	Name:	Kevin Frija
	Title:	Chief Executive Officer (principal executive officer, principal financial officer and principal accounting officer)