Form 10-K
period 2025-12-31
VPR Brands, LP.
filed 2026-03-31
CIK 1376231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common units held by non-affiliates of the registrant was $91,746,806. For purposes of this disclosure, units held by persons who hold more than 5% of the outstanding units and units held by executive officers and members of the registrant’s general partner of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of the registrant’s voting and non-voting common units representing limited partner interests outstanding as of March 31, 2026 was 91,746,806.

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

ii

PART I

Item 1. Our Business

We are a company engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer patents, several trademarks and pocket lighter patents which are the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of hemp derived cannabidiol products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigars and popular vaporizers under the GRANDFADDA brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

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

We have developed a line of electronic cigarette e-liquids which were previously sold under the brand name “Vapor X”, “Krave” and “Helium.” We plan to develop a complete line of disposable and rechargeable electronic personal vaporizers for cannabis and hemp extract oils under the “HRB” brand.

Disposable electronic vaporizers feature a one-piece construction that houses all the components and is utilized until the nicotine or nicotine-free solution is depleted.

Rechargeable electronic vaporizers feature a rechargeable battery and replaceable cartridge or pod. The cartridges or pods are changed when the solution is depleted from use.

Personal vaporizers are similar in form and function to electronic cigarettes but typically have a larger form factor and are used to vaporize solutions that are not nicotine-based and may include flavors and or flavor combinations. They are most widely used for cannabis and hemp extracts.

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

We have developed and commercialize a “vapor cigar” product designed to emulate certain attributes of a premium cigar smoking experience, including form factor, draw characteristics and tobacco-profile flavoring. This product is marketed as an adult-only offering under the Grandfadda® brand and is currently limited to tobacco-variant flavors. Our ability to develop, manufacture, distribute and market this product is subject to evolving federal, state and local laws and regulations applicable to vapor products, including potential restrictions on flavors, advertising, distribution and shipping, which could adversely affect sales and profitability.

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

PACT Act and shipping restrictions. The PACT Act, as amended in 2020 to cover Electronic Nicotine Delivery Systems (“ENDS”), imposes registration, reporting, tax, labeling and age-verification requirements on covered sellers, and the ATF maintains a non-compliant list that can effectively bar listed entities from using common carriers and other service providers. The U.S. Postal Service generally prohibits mailing ENDS products directly to consumers and permits only limited business-to-business exceptions subject to strict procedures, and major private carriers have also restricted or discontinued vapor shipments. Compliance burdens, carrier limitations, and increased enforcement and related litigation risk could increase costs, constrain distribution, disrupt sales, and materially adversely affect our business, results of operations and financial condition.

PACT Act enforcement and litigation risk. Enforcement of the PACT Act and related shipping, reporting, registration, and tax-compliance requirements has increased, including actions targeting distributors and sellers of ENDS products and scrutiny of the limited exceptions that may permit certain business-to-business shipments. Government enforcement, civil litigation by regulators, or actions by carriers or the U.S. Postal Service could further restrict lawful shipping options, increase compliance costs, result in penalties, and disrupt distribution channels. Any such developments could materially adversely affect our business, results of operations, and financial condition.

Legislative developments affecting hemp-derived products. Recent federal appropriations and related legislation have included provisions intended to materially restrict “intoxicating hemp” products and to narrow the scope of products that may be lawfully sold under the hemp framework. If enacted and implemented as currently proposed, these measures could materially limit the manufacture, distribution, and sale of certain hemp-derived cannabinoid products (including products marketed for intoxicating effects), and could require reformulation, relabeling, changes to distribution channels, or discontinuation of certain product lines. These developments, as well as evolving state laws, could adversely affect demand for hemp-related products and components, our customers’ and distributors’ compliance obligations, and our results of operations.

Global Market

We participate in the vapor and related consumer products markets, which are subject to rapid changes in regulation, product standards, consumer preferences, and competitive dynamics. Market size and growth rates cited from third parties may vary significantly based on methodology, geography, and regulatory assumptions.

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

Business Strategy

VPR Brands is a holding company, whose assets include an issued U.S. patent for atomization related products, including technology for medical marijuana vaporizers and electronic cigarette products and components, as well as pocket lighters. We also have several trademarks HONEYSTICK, PHANTOM, RIPPER, VPOD, HRB, GRANDFADDA,) for licensing activities. We are also engaged in product development for the vapor or vaping market, including e-liquids. Electronic cigarettes are electronic devices which deliver nicotine through atomization, or vaping of e-liquids and without smoke and other chemicals constituents typically found in traditional tobacco burning cigarette products.

Our portfolio of electronic cigarette personal vaporizer and pocket lighter patents are the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market, license and distribute a line of vaporizers under the brand;

●	Design, market and distribute a line of HEMP CBD products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the “GRANDFADDA” brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Our electronic cigarette e-liquids are marketed as an alternative to tobacco burning cigarettes.

We design, develop, market and distribute a line of products oriented toward the cannabis markets, which is the HoneyStick brand of vaporizers and the Goldline HEMP products. We design, develop, market and distribute a cigar-style vapor product under the Grandfadda® brand. The Grandfadda® product is intended for adult consumers and is designed to emulate certain attributes of a premium cigar experience, including form factor, draw characteristics, and tobacco-profile flavor. At this time, the Grandfadda® line is offered only in tobacco-variant flavor formulations.

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

Source and Availability of Raw Materials

We believe that an adequate supply of product and raw materials will be available to us as needed and from multiple sources and suppliers.

Intellectual Property

We own the following U.S. patent:

●	Electronic Cigarette, Patent 8,205,622 as issued by the United States Patent and Trademark Office on May 14, 2012.

We own the following U.S. Trademarks:

●	HoneyStick, Dissim, VPOD, HRB, Phantom, GRANDFADDA, Ripper, Crumble,

We have the following U.S. Trademarks Pending:

●	TRBM

The following are the website domains acquired:

●	www.vapehoneystick.com

Additional Trademarks

●	www.Dissim.com

●	www.vaporcigar.com

●	www.flashlighter.com

●	www.cbdgoldline.com

●	www.goldlinecbd.com

●	www.cartdub.com

●	www.vprbrands.com

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

In addition, the Deeming Regulations requires any Deemed Tobacco Product that was not commercially marketed as of the “grandfathering” date of February 15, 2007, to obtain premarket approval before it can be marketed in the United States. Premarket approval could take any of the following three pathways: (1) submission of a premarket tobacco product application (“PMTA”) and receipt of a marketing authorization order; (2) submission of a substantial equivalence report and receipt of a substantial equivalence order; or (3) submission of a request for an exemption from substantial equivalence requirements and receipt of a substantial equivalence exemption determination. We cannot predict if any of the products in our product line, all of which would be considered “non-grandfathered”, will receive the required premarket approval from the FDA if we were to undertake obtaining premarket approval through any of the available pathways.

Since there were virtually no e-liquid, e-cigarettes or other vaping products on the market as of February 15, 2007, there is limited ability to rely on the substantial equivalence or exemption pathways for many vapor products. As a result, many products would require a PMTA, which can be costly and time-consuming. Products marketed without required premarket authorization may be subject to regulatory enforcement actions, including warning letters, import detention, seizure, injunction, or removal from the U.S. market, any of which could materially adversely affect our business, results of operations and financial condition.

In a press release dated July 28, 2017, the FDA also stated that “the FDA plans to issue foundational rules to make the product review process more efficient, predictable, and transparent for manufacturers, while upholding the agency’s public health mission. Among other things, the FDA intends to issue regulations outlining what information the agency expects to be included in PMTAs, Modified Risk Tobacco Product (“MRTP”) applications and reports to demonstrate Substantial Equivalence (“SE”). The FDA also plans to finalize guidance on how it intends to review PMTAs for vapor products. The agency also will continue efforts to assist industry in complying with federal tobacco regulations through online information, meetings, webinars and guidance documents”.

We have not filed any PMTAs. We have shifted our product strategy away from nicotine-containing vapor products and toward cannabis vape hardware products and lighters. In March 2022, Congress enacted legislation (effective April 14, 2022) that clarified FDA authority to regulate tobacco products containing nicotine from any source, including synthetic nicotine. Nicotine products, including products containing nicotine from non-tobacco sources, may be regulated by the FDA as tobacco products and may require premarket authorization to be lawfully marketed. If we were to market, distribute, or support nicotine products without required authorizations, we could be subject to regulatory enforcement, which could materially adversely affect our business, results of operations and financial condition.

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

The PACT Act was amended to apply to electronic nicotine delivery systems and related vapor products (as broadly defined under applicable law), and imposes registration, reporting, tax compliance, labeling, age verification, and delivery requirements on certain sellers, among other obligations. In addition, the U.S. Postal Service generally prohibits mailing covered vapor products directly to consumers, subject to limited exceptions (including certain business-to-business shipments) and compliance requirements. Compliance with these requirements and carrier policies may increase our costs, constrain distribution channels, and could materially adversely affect our business, results of operations and financial condition.

As noted above, the PACT Act now applies to e-cigarettes and other vapor products.

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

CBD Products

Our CBD products are subject to various state and federal laws regarding the production and sales of hemp-based products. Section 12619 of the Agriculture Improvement Act of 2018 (“2018 Farm Bill”) removed “hemp,” as defined in the Agricultural Marketing Act of 1946 (the “1946 Agricultural Act”), from the classification of “marijuana,” which is generally prohibited as a Schedule I drug under the CSA. Under the 1946 Agricultural Act (as amended by the 2018 Farm Bill), the term “hemp” means “the plant Cannabis sativa L. and any part of that plant, including the seeds thereof and all derivatives, extracts, cannabinoids, isomers, acids, salts, and salts of isomers, whether growing or not, with a delta-9 tetrahydrocannabinol concentration of not more than 0.3 percent on a dry weight basis.” As a result of the passage of the 2018 Farm Bill, and since we believe our CBD products contain parts of the cannabis plant with a THC concentration of not more than 0.3 percent on a dry weight basis, we believe that our CBD products are not governed by the CSA and, ergo, would not be subject to prosecution thereunder because we believe our CBD products contain “hemp” within the meaning of the 1946 Agricultural Act (as amended by the 2018 Farm Bill) and do not contain any “marijuana” as prohibited under the CSA (as amended by the 2018 Farm Bill); provided, however, there is a lack of legal protection for hemp-based products that contain more than 0.3 percent THC and there is a risk that we would be subject to prosecution under the CSA in the event that its CBD products are found to contain more than 0.3 percent THC.

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

In connection with the Share Purchase Agreement, we named Mr. Frija Chief Executive Officer and Chairman of the Board of Directors and as a manager of our General Partner. Contemporaneous with Mr. Frija’s appointments, the then current chief executive officer and chairman of the board of directors, Messrs. Jon Pan and Greg Pan, respectively, resigned from their respective positions. Notwithstanding, Mr. Greg Pan continued to be a member of the General Partner, which is member-managed. In consideration and as severance, for Jon Pan’s resignation as chief executive officer, we and the General Partner have entered into that certain Share Purchase Agreement with Jon Pan wherein we agreed to grant Jon Pan the right to purchase 10,000,000 common units at a price of $0.01 per unit.

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

Effective March 2026, Mr. Greg Pan ceased to be a member of the General Partner. Accordingly, Mr. Frija, our Chief Executive Officer, is now the sole member of the General Partner.

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

Frija Notes

From time to time we have received funds from Mr. Frija, our Chief Executive Officer, President, principal financial officer, principal accounting officer, member of our General Partner, and significant unitholder, in exchange for promissory notes (the “Frija Notes”). All of the Frija Notes were unsecured, bore an interest rate of 24% per annum, were due on the one year anniversary of the date of the respective Frija Note, and permitted Mr. Frija to deduct one ACH payment from our bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid on each of the Frija Notes. Information regarding certain of the Frija Notes is included below.

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

For the twelve months ended December 31, 2025, and 2024, the Company incurred interest expense of $0 and $2,504, respectively.

During the year ended December 31, 2024, the Company repaid all outstanding notes totaling $165,810, resulting in a $0 balance as of December 31, 2025 and December 31, 2024, respectively.

Employees

As of December 31, 2025, we had 10 employees. None of our employees is represented by a union. We consider our relations with our employees to be good.

Legal Proceedings

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. Other than the matters described below under “Recent Developments,” there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations and, to the best of our knowledge, there are no such material legal proceedings contemplated or threatened.

Recent Developments

On November 2025, the Company entered into a Settlement Agreement and Mutual Release with Flumgio Technology Inc (“Flumgio”) regarding Patent infringement of Company branded products. Pursuant to the terms of the Flumgio Agreement, Flumgio agreed to pay the Company $50,000, to be recognized as settlement income. Subject to full receipt of the Settlement Sum, VPR will grant Licensee, for past use and a non-exclusive and non-assignable license to the ‘622 Patent to allow Licensee to continue make, use, sell, offer for sale, import, export, supply, lease, distribute, purchase, perform, provide, display, transmit, or otherwise practice the ‘622 patent, with respect to manufacturing, marketing, and selling its devices. The Company received $50,000 pursuant to the Flumgio Agreement.

Ferrara Candy Company

On November 2025, the Company entered into a Settlement Agreement and Release with Ferrara Candy Company (“Ferrara”) related to a trademark matter involving the Company’s trademark application (Serial No. 98/575,935). Pursuant to the settlement, VPR agreed to file a request for express abandonment of the application, and Ferrara agreed to pay the Company $1,000 following receipt of confirmation of the abandonment and any related surrenders described in the agreement. The Company received $1,000 pursuant to the Ferrara Agreement.

All Rise Settlement

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company $30,000, to be recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1, 2025. In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044). As of December 31, 2025, the Company had received $30,000 pursuant to the All Rise Agreement.

Ashh Settlement

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

Zaydan Settlement

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Zaydan Agreement”) with Zaydan Innovations, Inc. (“Zaydan”) regarding Patent infringements of Company branded products. Pursuant to the terms of the Zaydan Agreement, Zaydan agreed to pay the Company $7,500. The Company received the $7,500 cash payment, which was recognized as settlement income, in April 2025.

Pop Vapor Settlement

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. As of December 31, 2025, the Company has received a total of $39,640 pursuant to the Pop Vapor Agreement.

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

As of December 31, 2025, the Company has received all of the amounts due under the Daze Agreement.

During the twelve months ended December 31, 2025 and 2024, the Company received cash payments pursuant to the above settlements totaling $41,625 and $1,675,492, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying unaudited condensed statements of operations.

Effective in March 2026, Mr. Greg Pan ceased to be a member of the General Partner. Accordingly, Mr. Frija, our Chief Executive Officer, is now the sole member of the General Partner.

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

Below is a summary of material risks, uncertainties and other factors that could have a material effect on our business and our operations:

●	We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

●	We are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar other constraints, which can make compliance costly and subject us to enforcement actions by governmental agencies.

●	We face intense competition and our failure to compete effectively could have a material adverse effect on our business, results of operations and financial condition.

●	We may be unable to promote and maintain our brands.

●	We expect that new products and/or brands we develop will expose us to risks that may be difficult to identify until such products and/or brands are commercially available.

●	If we are unable to manage our anticipated future growth, our business and results of operations could suffer materially.

●	We are subject to significant product liability litigation.

●	Sales of conventional tobacco cigarettes have been declining, which could have a material adverse effect on our business.

●	Our patents and our ability to enforce them.

●	We may not be able to adequately protect our intellectual property rights in China or elsewhere, which could harm our business and competitive position.

●	Third parties may claim that we infringe their intellectual property and trademark rights.

●	Adverse publicity associated with our products or ingredients, or those of similar companies, could adversely affect our sales and revenue.

●	We rely on our CEO and may experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

●	We may not be successful in maintaining the consumer brand recognition and loyalty of our products.

●	We are subject to significant product liability litigation.

●	If we are the subject of future product defect or liability suits, our business will likely fail.

●	If we experience product recalls, we may incur significant and unexpected costs and our business reputation could be adversely affected.

●	Product exchanges, returns and warranty claims may adversely affect our business.

●	Adverse economic conditions may adversely affect the demand for our products.

●	We rely, significantly, on the efforts of third party agents to generate sales of our products.

●	We may not be able to establish sustainable relationships with large retailers or national chains.

●	We may not be able to adapt to trends in our industry.

●	We depend on third party manufacturers for our products.

●	We rely on Chinese manufacturers to produce our products.

●	Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements, could have a material adverse effect on us.

●	We may face competition from foreign importers who do not comply with government regulation.

●	Our results of operations could be adversely affected by currency exchange rates and currency devaluations.

●	We depend on our General Partner.

●	Rights of limited partners are significantly different than rights of shareholders of a corporation.

●	Our General Partner is solely responsible for our operations.

●	Our ability to retain our management is critical to our success and our ability to grow depends on our ability to attract additional key personnel.

●	The control of our General Partner may be transferred to a third party without common unitholder consent.

●	We have hired and will need to hire additional qualified accounting and administrative personnel in order to remediate material weaknesses in our internal control over financial accounting, and we will need to expend additional resources and efforts to establish and maintain the effectiveness of our internal control over financial reporting and our disclosure controls and procedures.

●	We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

●	We are subject to cyber-security risks, including those related to customer, employee, vendor or other company data and including in connection with integration of acquired businesses and operations.

●	The business that we conduct outside the U.S. may be adversely affected by international risk and uncertainties.

●	Our CBD and hemp-derived product lines face an existential risk due to evolving federal regulation.

●	Many of our products contain nicotine, which is considered to be a highly addictive substance.
●	There is significant regulatory burden and enforcement risk related to federal oversight of our electronic nicotine and vapor products.

●	Bans and heightened regulatory standards for flavored e-cigarettes directly limit our market access and may have a material adverse impact on our business.

●	The market for electronic cigarettes and vapor products is a niche market, subject to a great deal of uncertainty and is still evolving.

●	The long-term health effects of electronic cigarettes and vaping products are not yet fully known, and any conclusive evidence of harm could materially harm our business.

●	Changes in federal and state law, particularly the November 2026 “Total THC” standard, could cause our hemp-derived products to be classified as illegal controlled substances.

●	Our supply of hemp-derived cannabinoids and the market for our hardware depend on complex state and federal laws, which face an existential shift in late 2026.

●	Our business, results of operations and financial condition could be adversely affected by increasing excise taxes and the complex requirements to collect and remit sales and excise taxes.

●	We may have a difficult time obtaining the various insurances that are desired to operate our business in the CBD industry, which may expose us to additional risk and financial liability.

●	Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common units.

●	Our stock price is likely to be highly volatile because of several factors, including a limited public float.

●	Our common units are a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

●	Our management controls a substantial number of our common units, decreasing your influence on unitholder decisions.

●	Units eligible for future sale may adversely affect the market.

●	Provisions of our partnership agreement may delay or prevent a takeover which may not be in the best interests of our unitholders.

●	We do not expect to pay dividends in the foreseeable future.

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

Competition in the electronic cigarette and related e-liquids industry is intense. We compete with other sellers of electronic cigarettes, most notably Lorillard, Inc., Altria Group, Inc. and Reynolds American Inc., big tobacco companies, through their electronic cigarettes business segments; the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low.

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

We have a portfolio of issued U.S., Chinese and international patents, however we cannot provide any assurances that our patents will not be challenged and if challenged, will be upheld and deemed valid. Furthermore our efforts to enforce our patent may be costly and there can be no assurances that should we seek to prosecute and enforce our patents, that we will be victorious and even if we are victorious, we cannot provide assurances that our efforts would result in damages, licensing fees or removing the infringing products from the market. Moreover, if we are not able to retain counsel on a contingency basis, we may be unable to pursue prosecution of the infringers of our patents.

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

The loss of our CEO or any of our key employees could adversely affect our business. As a member of the tobacco industry, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key employees or our inability to attract, hire and retain personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. We do not carry any “key man” insurance that would provide us with proceeds in the event of the death or disability of Mr. Frija, our President, Chief Executive Officer, principal financial officer and principal accounting officer, and the sole member of our General Partner. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S., including tariffs on products manufactured in China, Canada, or Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has implemented or increased tariffs, and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products, and any resulting negative sentiments toward the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and financial condition.

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

We depend on our General Partner.

Our performance is directly correlated to the performance of our General Partner, which is managed by its sole member, Mr. Frija.

Rights of limited partners are significantly different than rights of shareholders of a corporation.

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners, have different rights than shareholders of a corporation. Due to our structure as a limited partnership, your rights as a stakeholder are governed by our partnership agreement. For example, unlike a corporation for which stockholders are able to elect members of its board of directors, we do not have a board of directors. We are managed by our General Partner and our General Partner is managed by its sole member, Mr. Frija. Our General Partner has limited call rights to our securities; please read carefully our partnership agreement, which governs the relationship between us and our unitholders.

Our General Partner, Soleil Capital Management LLC, is solely responsible for our operations.

We are managed by our General Partner. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. Kevin Frija, who is our Chief Executive Officer, President, principal financial officer, principal accounting officer and a significant unitholder, is the sole member of our General Partner. Through the General Partner, Mr. Frija and Pan manages all of our operations and activities. Our common unitholders do not elect our General Partner or its members and, unlike the holders of common stock in a corporation, will have only limited voting rights on matters affecting our business and therefore limited ability to influence decisions regarding our business. Furthermore, if our common unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Our management is required to evaluate and disclose its assessment of the effectiveness of our internal control over financial reporting as of each year-end, including disclosing any “material weakness” in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, management has determined that there were material weaknesses due to the lack of segregation of duties and sufficient internal controls (including technology-based general controls) that encompass our Company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Due to these material weaknesses, management concluded that, as of December 31, 2025, our internal control over financial reporting was not effective. Management also concluded that our disclosure controls and procedures were not effective as of December 31, 2025. Although the number of employees has grown as a result of the hiring of additional accounting and information technology staff, we cannot assure you that we will have sufficient resources to resolve these material weaknesses. These weaknesses have the potential to adversely impact our financial reporting process and our financial reports. We will need to hire additional qualified accounting and administrative personnel in order to resolve these material weaknesses.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

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

This risk is enhanced in certain jurisdictions with stringent data privacy laws. For example, the California Consumer Privacy Act of 2018 (“CCPA”) provides certain data privacy rights for consumers and certain operational requirements for businesses. The CCPA includes a statutory damages framework and private rights of action against businesses that fail to comply with certain CCPA terms or implement reasonable security procedures and practices to prevent data breaches. The CCPA went into effect in January 2020.

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

RISKS RELATED TO REGULATION AND MARKET

Our business is primarily involved in the sale of products that contain nicotine and/or hemp-derived cannabinoids, which are subject to rapidly evolving, regulation and federal enforcement that may have a material adverse effect on our business.

Our operations depend on the sale of ENDS and products containing hemp-derived cannabinoids (such as CBD). This industry faces extreme regulatory scrutiny from the FDA, the DOJ and various state and local agencies.

The FDA has established a stringent premarket authorization framework. While we have submitted PMTAs for our products, the FDA has historically issued Marketing Denial Orders (MDOs) for the vast majority of flavored ENDS products. On March 9, 2026, the FDA issued new draft guidance, “Flavored ENDS Premarket Applications – Considerations Related to Youth Risk,” which reinforces a “heightened evidentiary burden” for non-tobacco flavors. To obtain authorization for flavored products, we must now demonstrate not only adult benefit but also the efficacy of advanced Device Access Restrictions (“DARs”), such as biometric age-gating or geofencing. We cannot guarantee that our technology will meet these new standards or that the FDA will grant Marketing Granted Orders (“MGOs”) for our portfolio.

Furthermore, following the establishment of the Federal Multi-Agency Task Force in 2025, enforcement against unauthorized products—particularly flavored disposables—has accelerated. The task force has the authority to seek permanent injunctions, seizures, and civil money penalties. If our products are deemed unauthorized, we may be forced to remove them from the market immediately, leading to a total loss of revenue for those product lines.

Our CBD and hemp-derived product lines face an existential risk due to evolving federal regulation.

The Continuing Appropriations and Extensions Act, 2026, signed into law in late 2025, fundamentally redefines “hemp” by moving to a “Total THC” standard (including Delta-8, Delta-10, and THCA) and imposing a strict cap of 0.4 milligrams of total THC per container for finished consumer products.

This law is set to take full effect on November 12, 2026. We anticipate that many of our current hemp-derived offerings will exceed these limits and become classified as Schedule I controlled substances under the CSA. The transition to this new standard may require us to discontinue up to 10% of our hemp-related product portfolio by late 2026, which would have a significant material adverse impact on our results of operations and financial condition.

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

There is significant regulatory burden and enforcement risk related to federal oversight of our electronic nicotine and vapor products.

Our products, including e-cigarettes, e-liquids, and vaporizers, are subject to the Tobacco Control Act. While the 2010 Sottera decision initially permitted the FDA to regulate tobacco-derived nicotine, March 2022 legislation expanded this authority to include nicotine from any source, including synthetic nicotine. Consequently, all our nicotine-containing products are “Deemed Tobacco Products” subject to FDA registration, ingredient reporting, and premarket authorization requirements.

Furthermore, we are now subject to the PACT Act, which was amended to apply to electronic nicotine delivery systems. The PACT Act requires us to comply with complex registration, labeling, and tax collection rules. Because the U.S. Postal Service generally prohibits the mailing of these products to consumers, our distribution channels are constrained and our shipping costs have increased.

Failure to comply with these evolving requirements—including the federal minimum age of 21 for all tobacco sales—could result in significant financial penalties, criminal convictions, or the forced removal of our products from the market. The anticipated costs of maintaining compliance with these and future FDA regulations, such as potential good manufacturing practice standards, could significantly increase our operating expenses and harm our competitive position.

Bans and heightened regulatory standards for flavored e-cigarettes directly limit our market access and may have a material adverse impact on our business.

The market for flavored ENDS is subject to aggressive federal, state, and local restrictions. While the FDA initiated an enforcement policy against flavored cartridges in 2020, regulatory pressure has since intensified. On March 9, 2026, the FDA issued new draft guidance, “Flavored ENDS Premarket Applications – Considerations Related to Youth Risk,” which reinforces a “heightened evidentiary burden” for any non-tobacco flavored products. To maintain or obtain marketing authorization, we must now demonstrate the efficacy of advanced DARs, such as biometric age-gating, to prevent youth access. We cannot guarantee that our products will meet these new technical standards or receive MGOs.

Furthermore, following the 2025 establishment of the Federal Multi-Agency Task Force, enforcement against unauthorized flavored products—particularly disposables—has accelerated. This task force has the authority to seek permanent injunctions and product seizures, which could lead to an immediate loss of revenue for those product lines.

State-level restrictions also continue to expand. For example, the State of California’s ban on flavored tobacco products, which became effective in 2025, has already restricted our access to one of the largest U.S. markets. As more states and municipalities adopt similar or more restrictive measures, our ability to sell our flavored product portfolio will be materially harmed.

The market for electronic cigarettes and vapor products is a niche market, subject to a great deal of uncertainty and is still evolving.

Electronic cigarettes and vapor products, having recently been introduced to market, are still at an early stage of development, represent a niche market and are evolving rapidly and are characterized by an increasing number of market entrants. Our future sales and any future profits are substantially dependent upon the widespread acceptance and use of electronic cigarettes. Rapid growth in the use of, and interest in, electronic cigarettes is relatively recent, and may not continue on a lasting basis. The demand and market acceptance for these products is subject to a high level of uncertainty. Therefore, we are subject to all of the business risks associated with a new enterprise in a niche market, including risks of unforeseen capital requirements, failure of widespread market acceptance of electronic cigarettes and vapor products, in general or, specifically our products, failure to establish business relationships and competitive disadvantages as against larger and more established competitors.

The long-term health effects of electronic cigarettes and vaping products are not yet fully known, and any conclusive evidence of harm could materially harm our business.

Because electronic cigarettes and vapor products have been developed and commercialized only recently, the medical profession has not yet had a sufficient period of time to fully realize the long-term health effects attributable to electronic cigarette and vapor product use.

While the 2019 outbreak of lung injuries was largely linked by the CDC to vitamin E acetate in THC-containing products, there is a growing body of medical research regarding the potential for other long-term respiratory and cardiovascular risks associated with the chronic inhalation of vaporized substances.

We also face risks related to the materials used in our devices. Potential health concerns regarding the leaching of heavy metals or other toxins from heating elements and device components could lead to product liability claims, regulatory recalls, or a general decline in consumer acceptance of vaporizing hardware. If the medical profession were to determine conclusively that electronic cigarette or vapor product usage poses long-term health risks, demand for our products, could decline, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in federal and state law, particularly the November 2026 “Total THC” standard, could cause our hemp-derived products to be classified as illegal controlled substances.

We distribute products containing hemp-derived cannabinoids and provide hardware for use with such products. While the 2018 Farm Act previously legalized hemp with less than 0.3% Delta-9 THC, the Continuing Appropriations and Extensions Act, 2026, has fundamentally altered this framework. Effective November 12, 2026, federal law will apply a “Total THC” standard (including Delta-8, Delta-10, and THCA) and impose a strict cap of 0.4 milligrams of total THC per container.

We anticipate that a significant portion of our current hemp-derived portfolio, which may comprise up to 10% of our hemp-related offerings, will exceed these new limits. Unless this legislation is amended, these products will be reclassified as Schedule I controlled substances under the CSA. Such a reclassification would require us to discontinue these product lines, potentially leading to criminal prosecution or a forced cessation of certain operations, which would have a material adverse impact on our results of operations and financial condition.

Furthermore, we are affected by laws related to cannabis and marijuana. Because marijuana remains a Schedule I controlled substance under federal law, any perception that we are involved in the marijuana industry—or the use of our hardware with such substances—could result in negative press, the loss of business partners, or federal enforcement actions.

Our supply of hemp-derived cannabinoids and the market for our hardware depend on complex state and federal laws, which face an existential shift in late 2026.

Hemp-derived CBD can only be legally produced and transported in states that comply with federal standards. While we currently purchase all of our hemp-derived CBD from licensed growers and processors, the legal landscape is shifting due to the Continuing Appropriations and Extensions Act, 2026. Effective November 12, 2026, federal law will transition to a “Total THC” standard with a strict limit of 0.4 milligrams per container.

This federal change may render many of our and our suppliers’ products illegal as Schedule I controlled substances, regardless of their status under previous state laws or the 2018 Farm Act. If our current suppliers are unable to re-formulate their processes to meet these new “Total THC” caps, or if raw ingredients become legally unavailable, our business operations—including the sale of our cannabis vape hardware intended for use with these substances—would be materially and adversely impacted. Furthermore, any reduction in the number of states maintaining qualifying laws under this new federal standard could restrict our ability to distribute products across state lines.

Our business, results of operations and financial condition could be adversely affected by increasing excise taxes and the complex requirements to collect and remit sales and excise taxes.

The sale of ENDS, components, and related hardware is increasingly subject to federal, state, and local excise taxes similar to those levied against conventional cigarettes. As of March 2026, more than 32 states and the District of Columbia had implemented such taxes, and we expect this number to continue to increase. These taxes significantly increase the cost of our products to the consumer, which may reduce demand and have a material adverse effect on our results of operations.

Furthermore, the PACT Act now applies to ENDS and related vapor products, imposing strict registration, reporting, and tax compliance obligations. We are required to establish and maintain sophisticated systems to track, collect, and remit these taxes for both internet and traditional sales. The requirement to comply with these diverse and often conflicting state and local tax laws—including the obligation to remit sales taxes in jurisdictions like New York, Hawaii, and North Carolina—increases our administrative costs and may require us to increase our prices. Any failure to accurately track or remit these taxes could result in significant financial penalties, litigation, or the loss of our ability to sell products in certain jurisdictions.

Additionally, many jurisdictions are contemplating or have implemented legislation that categorizes cannabis vape hardware and lighters as subject to tobacco or nicotine-related excise taxes. Continued increases in tax rates or the expansion of tax categories to include our hardware products will likely harm our net profit margins and overall financial condition.

We may have a difficult time obtaining the various insurances that are desired to operate our business in the CBD industry, which may expose us to additional risk and financial liability.

Insurance that is otherwise readily available, such as general liability, and directors and officer’s insurance, may become more difficult for us to find, and more expensive, due to our recent launch of certain products containing hemp-derived CBD. Additionally, the Continuing Appropriations and Extensions Act, 2026, which imposes a strict 0.4 mg “Total THC” cap per container effective November 12, 2026, has caused many insurance carriers to re-evaluate their exposure to the hemp industry. If our hemp-derived products are deemed to exceed these new federal limits, they may be classified as Schedule I controlled substances, which could lead to the immediate cancellation of our insurance policies or the denial of claims. There are no guarantees that we will be able to maintain affordable insurance in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain retail agreements or certain business sectors, it may inhibit our growth, and may expose us to additional risk and financial liabilities.

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

Our management controls a substantial number of our common units, decreasing your influence on unitholder decisions.

Our management, including Mr. Frija, own 27,361,271 units, or approximately 29.8% of our outstanding common units. Mr. Frija serves as our Chief Executive Officer, President, principal financial and accounting officer and is the sole member of our General Partner. As a result, our management as a group could have a significant influence in delaying, deferring or preventing any potential change in control of our company; they will be able to strongly influence the actions of our General Partner even if they were to cease being directors or officers of our company and can effectively control the outcome of actions brought to our unitholders for approval. Such a high level of ownership may adversely affect the exercise of your voting and other unitholder rights.

Units eligible for future sale may adversely affect the market.

From time to time, certain of our unitholders may be eligible to sell all or some of their common units by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate unitholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the 91,746,806 common units outstanding as of March 31, 2026, approximately 46,288,573 units are tradable without restriction. Given the limited trading of our common units, resale of even a small number of our common units pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common units.

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

Governance

Our General Partner considers cybersecurity risk as part of its risk oversight function. The General Partner oversees the implementation of the cybersecurity risk management program.

The General Partner receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from our information systems manager. The General Partner also receives briefings from management on the cybersecurity risk management program as needed.

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

The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our General Partner.

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

None

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

For the fiscal years ended December 31, 2025 and 2024, the following table sets forth the high and low closing bid quotations for our common units as reported by OTC Markets Group. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2024
First Quarter (January 1, 2024 through March 31, 2024)	$0.2000	$0.1355
Second Quarter (April 1, 2024 through June 30, 2024)	$0.1949	$0.0831
Third Quarter (July 1, 2024 through September 30, 2024)	$0.1270	$0.0550
Fourth Quarter (October 1, 2024 through December 31, 2024)	$0.0700	$0.0302

Fiscal Year Ended December 31, 2025

First Quarter (January 1, 2025 through March 31, 2025)	$0.0430	$0.0238
Second Quarter (April 1, 2025 through June 30, 2025)	$0.0500	$0.0200
Third Quarter (July 1, 2025 through September 30, 2025)	$0.0499	$0.0241
Fourth Quarter (October 1, 2025 through December 31, 2025)	$0.0477	$0.0150

Fiscal Year Ending December 31, 2026

First Quarter (January 1, 2026 through March 31, 2026)	$0.0430	$0.0200

On March 30, 2026, the closing price of our common units on the OTCQB was $0.02 per unit.

Unitholders of Record

As of March 31, 2026, we had 91,746,806 outstanding common units and there were approximately 36 holders of record of our common units, not including holders who hold their units in street name.

Dividends

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the future. We are under no legal or contractual obligation to declare or to pay dividends, and the timing and amount of any future cash dividends and distributions is at the discretion of the General Partner of the Manager and will depend, among other things, on our future after-tax earnings, operations, capital requirements, borrowing capacity, financial condition and general business conditions. We plan to retain any earnings for use in the operation of our business and to fund future growth. You should not purchase our Common Units on the expectation of future dividends.

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

OVERVIEW

We are a company engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer patents, several trademarks and pocket lighter patents which are the basis for our efforts to:

●	Design, market, license, and distribute a line of vaporizers under the brand;

●	Design, market and distribute a line of e liquids under the “HELIUM” brand;

●	Design, market and distribute a line vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

For the fiscal years ended December 31, 2025 and 2024, we generated revenues of $3,615,987 and $5,676,359, respectively; reported net loss before taxes of $1,602,592   and net loss before taxes of $66,353, respectively, and negative cash flow from operating activities of $1,121,225 for December 31, 2025, as compared to a positive cash flow from operation of $274,094 for December 31, 2024. As noted in our financial statements, we reported an accumulated deficit as of December 31, 2025, and 2024, of $8,790,579 and $7,594,395, respectively.

Results of Operations

Results of Operations for the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Revenues

Our revenues for the twelve months ended December 31, 2025 and 2024 was $3,615,987 and $5,676,359, respectively. The decrease was a result of a decrease in customer sales and royalty revenue in the year ended December 31, 2025.

Cost of Sales

Cost of sales for the year ended December 31, 2025 and 2024 was $2,577,706 and $4,143,529, respectively. The decrease is the result of a decrease in sales during 2025. Gross margin remained consistent at 31% for both 2025 and 2024. The stability in gross margin was primarily attributable to relatively consistent pricing and cost structures across our product sales during the period.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $2,498,053, as compared to $2,902,920 for the year ended December 31, 2024. The decrease was primarily due to the absence of unit-based compensation and decreases in selling, general and administrative expenses in the year ended December 31, 2025.

Other Income/Expense

The Company reported other expense of $142,820 for the year ended December 31, 2025, as compared to other income of $1,303,737 for the year ended December 31, 2024. The decrease was primarily due to decrease in settlement income, which totaled $41,625 in 2025, compared to $1,675,492 in 2024. Interest expense declined to $185,733 in 2025 from $377,148 in 2024, due to the repayment of all convertible loans in January 2025. Other items of other income (expense) had a minimal impact on the change in net other income during the period.

Net Loss

Net loss for the year ended December 31, 2025 was $1,196,184, compared to net loss of $143,224 for the year ended December 31, 2024.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Years Ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(1,121,225)	$274,094
Net cash used in investing activities	$(16,000)	-
Net cash flows used in financing activities	$(157,364)	$(621,420)

We used cash from operating activities of $1,121,225 for the year ended December 31, 2025, as compared to generating cash of $274,094 for the year ended December 31, 2024. The decrease was primarily attributable to changes in operating assets and liabilities, including increases in inventory and vendor deposits, decreases in customer deposits, refund liabilities, and tax liabilities, and the recognition of a deferred tax asset, partially offset by an increase in accounts payable and accrued expenses and reductions in accounts receivable and royalty receivables.

Net cash used in financing activities was $157,364 for the year ended December 31, 2025, compared to $621,420 in 2024. During 2025, cash used in financing activities primarily consisted of payments of notes payable of $42,879, payments of convertible notes of $69,129, and lease liability payments of $45,356. In 2024, cash used in financing activities primarily related to repayments of convertible notes of $412,060 and related party notes of $165,810, as well as lease payments of $43,550.

Assets

At December 31, 2025 and 2024, we had total assets of $1,593,684 and $2,753,410, respectively. Assets primarily consist of inventory, vendor deposits, accounts receivable, intellectual property, and a right-to-use asset. In 2025, our inventory decreased by $32,822 as a result of reduction in sales, inventory adjustment and cash position; accounts receivable and royalty receivable collectively decreased by $118,460 from sales, vendor deposits decreased by $99,339, and right of use asset decreased by $33,200.

Liabilities

At December 31, 2025 and 2024, we had total liabilities of $2,071,589 and $2,035,131, respectively. The decrease was primarily due to a reduction in related party notes payable and convertible notes payable, partially offset by an increase in customer deposits and accounts payable.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenues and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At December 31, 2025, we had $125,345 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Annual Report on Form 10-K and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities; or (d) seek protection from creditors.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 of our audited financial statements as of and for the year ended December 31, 2025.

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

As of December 31, 2025, and 2024, we had an allowance for expected credit losses of $105,792 and $131,716, respectively.

Income Taxes

We have recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2025, and 2024, we do not believe we have any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2025, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, we identified the following material weakness:

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

Therefore, our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

(a)	None.

(b)	During the quarter December 31, 2025, no director or officer of the Company adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended; and/or (ii) any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K. During the quarter ended December 31, 2025, the Company did not adopt or terminate any Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and the sole member of our General Partner, Soleil Capital Management LLC. We are managed by our General Partner. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. Through the General Partner, Mr. Frija manages all of our operations and activities, as sole member of the General Partner.

Name	Age	Position with the Company	Since
Kevin Frija	54	Sole Member, Soleil Capital Management LLC; Chief Executive Officer, President, principal financial officer, and principal accounting officer, VPR Brands, LP	June 5, 2015
Daniel Hoff	40	Chief Operating Officer, VPR Brands, LP	January 3, 2017

Mr. Kevin Frija. Mr. Frija has served as the chief executive officer and president of the Company and as a member of the General Partner since June 2015. Prior to joining the Company, from June 2009 through March 2014, Mr. Frija served as chief executive officer and chairman of the board of directors, of Vapor Corp., a company Mr. Frija grew from $1 million in sales to $25 million and oversaw the up listing from the pink sheets to the NASDAQ, and, from June 2009 through February 2013, Mr. Frija also served as president of Vapor Corp. He has over 25 years of experience, particularly in the areas of sourcing, manufacturing, supply chain management, marketing, advertising, and licensing. Prior to Mr. Frija’s involvement in Vapor Corp., he operated In Gear Fashions, Inc. (“Ingear”), a swim and resort wear company based in Miami, Florida. Mr. Frija currently and on a limited basis assists Ingear in a managerial capacity. We believe Mr. Frija’s past experience as chief executive officer and chairman of the board of directors of Vapor Corp. and his experience in the areas of sourcing, manufacturing, supply chain management, marketing and advertising will be valuable to our development and growth.

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

Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. Until March 2026, Messrs. Kevin Frija and Greg Pan were members of our General Partner. Mr. Pan ceased to be a member of the General Partner in March 2026 and accordingly, Mr. Frija, our President, Chief Executive Officer, principal financial officer and principal accounting officer, is currently the sole member of the General Partner. Through the General Partner, Mr. Frija manages all of our operations and activities.

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

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee, or control person of the Company , and no member of the General Partner, has been involved in any legal or regulatory proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Leadership Structure and General Partner’s Role in Risk Oversight

Our General Partner manages all of our operations and activities. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. Until March 2026, Messrs. Kevin Frija and Greg Pan were members of our General Partner. Mr. Pan ceased to be a member of the General Partner in March 2026 and accordingly, Mr. Frija, our President, Chief Executive Officer, principal financial officer and principal accounting officer, is currently the sole member of the General Partner. Through the General Partner, Mr. Frija manages all of our operations and activities.

Our General Partner is generally responsible for the oversight of corporate risk in its review and deliberations relating to our activities. Our principal source of risk falls into two categories, financial and product commercialization. Our General Partner oversees management of financial risks, and regularly reviews information regarding our cash position, liquidity and operations, as well as the risks associated with each. The General Partner regularly reviews plans, results and potential risks related to our product development and commercialization efforts. Our General Partner also oversees risk management as it relates to our compensation plans, policies and practices for all employees including executives and directors, particularly whether our compensation programs may create incentives for our employees to take excessive or inappropriate risks which could have a material adverse effect on us.

Committees

We do not currently maintain an audit committee, compensation committee, corporate governance and nominating committee, conflicts committee or an executive committee.

Compensation of Members of our General Partner

Our General Partner manages all of our operations and activities. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. The current sole member of our General Partner is Kevin Frija, who is our Chief Executive Officer, President, principal financial officer and principal accounting officer. Through the General Partner, Mr. Frija manages all of our operations and activities. Mr. Frija does not receive any additional compensation for his services as sole member of our General Partner. During 2025, our General Partner had two members: Messrs. Frija and Pan. Neither member received any additional compensation for his services as a member of our General Partner.

Procedures for Contacting the General Partner

The General Partner has established a process for unitholders and other interested parties to send written communications to the General Partner or to individual members of General Partner, as applicable. Such communications should be sent by U.S. mail addressed to:

Soleil Capital Management LLC

c/o VPR Brands, LP

Attention: Corporate Secretary

1141 Sawgrass Corporate Parkway

Sunrise, FL 33323

The General Partner has instructed the Corporate Secretary to promptly forward all communications so received to the full General Partner, the independent directors or the individual Board member(s) specifically addressed in the communication. Comments or questions regarding our accounting, internal controls or auditing matters, our compensation and benefit programs, or the nomination of directors and other corporate governance matters will be delivered to all members of the General Partner.

Depending on the subject matter, the Company’s Corporate Secretary will:

●	Forward the communication to the members to whom it is addressed;

●	Attempt to handle the inquiry directly, for example, where it is a request for information about our Company or if it is a securities-related matter; or

●	Not forward the communication if it is primarily commercial in nature or if it relates to a topic that is not relevant to the General Partner or is otherwise improper.

Procedures for Recommending, Nominating and Evaluating Director Candidates

We are organized as a limited partnership. Members of limited partnerships, also known as limited partners, have different rights than shareholders of a corporation. Unlike a corporation for which stockholders are able to elect members of its board of directors, we do not have a board of directors, and our unitholders do not have the right or ability to nominate directors. Our General Partner manages all of our operations and activities. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. The current sole member of our General Partner is Kevin Frija, who is our Chief Executive Officer, President, principal financial officer and principal accounting officer. Through the General Partner, Mr. Frija manages all of our operations and activities, as sole member of the General Partner.

Code of Ethics

The Company has adopted a code of ethics that applies to all of our employees, including its principal executive officer, principal financial officer and principal accounting officer, and the General Partner. We will provide, free of charge, a copy of our code of ethics to any person, upon request. A copy of the code of ethics can be requested by writing to us at 1141 Sawgrass Corporate Parkway, Sunrise, FL 33323.

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

2025 SUMMARY COMPENSATION TABLE

				Unit	Option	Nonequity Incentive plan	Nonqualified deferred compensation	All Other
Name & Principal Position	Year	Salary $	Bonus $	Awards $	Awards $	compensation $	earnings $	Compensation $	Total $
Kevin Frija,	2025	$209,118	—	—	—	—	—	—	$209,118
Chief Executive Officer and President	2024	$198,014	—	102,596	—	—	—	—	$300,610

Dan Hoff	2025	$210,977	—	—	—	—	—	—	$210,977
Chief Operating Officer	2024	$104,000	—	102,596	—	123,101	—	—	$329,697

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides the names and addresses of each of our executive officers, each of the members of our General Partner, all of such members and executive officers as a group and each person known to own directly or beneficially more than 5% of our outstanding common units (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 31, 2026. On March 31, 2026, there were 91,746,806 common units outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to the community property laws where applicable, to our knowledge the persons named in the table above have sole voting and investment power with respect to all common units shown as beneficially owned by them. Unless otherwise noted below, the address for each beneficial owner listed on the table is in care of VPR Brands, LP, 1141 Sawgrass Corporate Parkway, Sunrise, FL 33323.

Name and address of beneficial owner	Common Units Beneficially Owned	Percentage of Beneficial Ownership(1)
Named Executive Officers and Members of our General Partner:
Kevin Frija	24,230,824	26.4%
Dan Hoff	3,130,447	3.4%
All current executive officers and members of our General Partner as a group (two persons)	27,361,271	29.8%

Other 5% Unitholders:
Guocheng “Greg” Pan (2)	10,381,360	11.3%

(1)	In determining the percent of voting units owned by a person (a) the numerator is the number of common units beneficially owned by the person, including units the beneficial ownership of which may be acquired within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities, and (b) the denominator is the total of (i) the 91,746,806 common units outstanding, plus (ii) any common units which the person has the right to acquire within 60 days upon the exercise of rights to acquire (such as options or warrants) or conversion of convertible securities.
(2)	Mr. Pan’s address is 787 Adeline Ave., San Jose, CA 95136.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Policy Concerning Transactions with Related Persons

Under Item 404 of SEC Regulation S-K, a related person transaction is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any member of our General Partner, executive officers, beneficial owners of more than 5% of any class of our voting securities (a “significant unitholder”), or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

We recognize that transactions between us and any of our affiliates or with a third party in which one of our affiliates, directors or significant unitholders has an interest can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our Company and unitholders.

Our General Partner is charged with responsibility for reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K), including the propriety and ethical implications of any such transactions, as reported or disclosed to the General Partner by the independent auditors, employees, officers, members of the Board of Directors or otherwise, and to determine whether the terms of the transaction are not less favorable to us than could be obtained from an unaffiliated party.

Transactions

The following includes a summary of transactions since January 1, 2025, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest.

From time to time we have received funds from Mr. Frija, our Chief Executive Officer, President, principal financial officer, principal accounting officer, and sole member of our General Partner, significant unitholder, in exchange for promissory notes (the “Frija Notes”). All of the Frija Notes were unsecured, bore an interest rate of 24% per annum, were 0-due on the one year anniversary of the date of the respective Frija Note, and permitted Mr. Frija to deduct one ACH payment from our bank account in the amount of $500 per business day until the principal amount due and accrued interest was repaid on each of the Frija Notes. Information regarding certain of the Frija Notes is included below.

In April 2022, we received $100,001 pursuant to a promissory note in the principal amount of $100,001 (the “April 2022 Frija Note”) to Mr. Frija. The balance of the April 2022 Frija Note $50,809, which was repaid during the year ended December 31, 2024. Accordingly, the balance of the April 2022 Frija Note as of December 31, 2025, was $0.

In May 2022, we received $52,000 and in September 2022 received $48,001 of advances pursuant to a promissory note in the principal amount of $100,001 (the “May 2022 Frija Note”) to Mr. Frija. The balance of the May 2022 Frija Note as of December 31, 2023, was $100,001, which was repaid during the year ended December 31, 2024. Accordingly, the balance of the May 2022 Frija Note as of December 31, 2025, was $0.

In September 2022, we received $1,000 and in October 2022 received $14,000 of advances pursuant to a promissory note in the principal amount of $100,001 (the “September 2022 Note”) to Mr. Frija. The balance of the September 2022 Note as of December 31, 2023, was $15,000, which was repaid during the year ended December 31, 2024. Accordingly, the balance of September 2022 Note as of December 31, 2025, was $0.

The Company did not record any transactions outside the ordinary business with these parameters during the year ended December 31, 2025.

Indemnification of Management

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

We are organized as a limited partnership. Unlike a corporation for which stockholders are able to elect members of its board of directors, we do not have a board of directors. We are managed by our General Partner. Our General Partner does not have an operating agreement. Pursuant to Delaware law, in the absence of an operating agreement, our General Partner is managed by its members. The sole member of our General Partner is Mr. Frija, who also serves our Chief Executive Officer, President, principal financial officer, and principal accounting officer, and is a significant unitholder. Accordingly, Mr. Frija, the sole member of our General Partner, is not independent.

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

Item 14. Principal Accounting Fees and Services

Kreit & Chiu CPA LLP (“Kreit & Chiu”) serves as our independent registered public accounting firm. The following table summarizes the aggregate fees for professional services provided by Kreit & Chiu for the years ended December 31, 2025 and 2024.

	Kreit & Chiu
	2025	2024
Audit Fees	114,234	152,793
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	114,234	152,793

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

Pre-Approval Policies and Procedures

Our General Partner pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our General Partner before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

(1)	All financial statements

Index to Financial Statements
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID 6651)	F-1
VPR Brands, LP Balance Sheets as of December 31, 2025 and 2024	F-2
VPR Brands, LP Statements of Operations for the years ended December 31, 2025 and 2024	F-3
VPR Brands, LP Statements of Changes in Partners’ Capital for the years ended December 31, 2025 and 2024	F-4
VPR Brands, LP Statements of Cash Flows for the years ended December 31, 2025 and 2024	F-5
Notes to Financial Statements	F-6

Financial Statements filed as part of this annual report are filed in accordance with Reg. 210.3-11 of Regulation S-X

(2)	Financial Statement Schedules

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

VPR Brands, LP

Opinion on the Financial Statements

We have audited the accompanying balance sheets of VPR Brands, LP (the “Company”) as of December 31, 2025 and 2024 and the related statements of operations, changes in partners’ surplus (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2021.

/s/ Kreit & Chiu CPA LLP

Los Angeles, California

March 31, 2026

VPR BRANDS LP

BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS

Current Assets:
Cash	$125,345	$1,419,934
Accounts receivable, net	266,321	346,618
Royalty receivable, net	-	38,163
Inventory, net	573,097	605,919
Vendor deposits	96,363	195,702
Deposits	28,769	29,692
Total current assets	1,089,895	2,636,028

Right of use asset	56,348	89,549
Deferred tax asset	406,408	-
Intangible assets	41,033	27,833
Total assets	$1,593,684	$2,753,410

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$776,006	$418,007
Accounts payable - related party	10,932	9,347
Customer deposits	2,400	99,789
Lease liabilities, current portion	41,963	34,391
Notes payable, current portion	228,918	271,797
Refund liability	117,880	182,534
Convertible notes payable	-	69,129
Income tax payable	726,538	741,222
Total current liabilities	1,904,637	1,826,216

Notes payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	19,715	61,678
Total liabilities	2,071,589	2,035,131

Partners’ (Deficit) Surplus:
Series A preferred units – 1,000,000 units authorized; 0 units issued and outstanding	-	-
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding as of December 31, 2025 and 2024,	8,312,674	8,312,674
Accumulated deficit	(8,790,579)	(7,594,395)
Total partners’ (deficit) surplus	(477,905)	718,279
Total liabilities and partners’ surplus	$1,593,684	$2,753,410

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024

Revenues
Product revenue	$3,334,293	$4,921,412
Royalty revenue	281,694	754,947
Total revenue	3,615,987	5,676,359

Cost of sales	2,577,706	4,143,529
Gross profit	1,038,281	1,532,830

Operating Expenses:
Selling, general and administrative	2,498,053	2,655,727
Unit-based compensation	-	247,193
Total operating expenses	2,498,053	2,902,920

Net Operating Loss	(1,459,772)	(1,370,090)

Other Income (Expense):
Interest income	531	2,254
Settlement income, net	41,625	1,675,491
American Express points income	757	5,644
Interest expense	(185,733)	(377,148)
Interest expense- related parties	-	(2,504)
Total other (expense) income, net	(142,820)	1,303,737

Loss Before Income Taxes	(1,602,592)	(66,353)

Income Tax (Benefit) Expense	(406,408)	76,871

Net Loss	$(1,196,184)	$(143,224)

Net Loss Per Common Unit – Basic	$(0.01)	$(0.00)

Net Loss Per Common Unit – Diluted	$(0.01)	$(0.00)

Weighted-Average Common Units Outstanding - Basic	91,746,806	89,825,160

Weighted-Average Common Units Outstanding - Diluted	91,746,806	89,825,160

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CHANGES IN PARTNERS’ SURPLUS/(DEFICIT)

	Common Units		Common Units to be Issued		Accumulated	Total Partners’ Surplus/
	Number	Amount	Number	Amount	Deficit	(Deficit)

Balance at December 31, 2023	88,804,035	$8,065,481	578,723	$34,723	$(7,485,894)	$614,310
Shares issued as bonus	2,942,771	$247,193	-	-	-	$247,193
Reclassification of expired conversion rights	-	-	(578,723)	$(34,723)	$34,723	$-
Net loss	-	-	-	-	$(143,224)	$(143,224)
Balance at December 31, 2024	91,746,806	$8,312,674	-	-	$(7,594,395)	$718,279
Net loss	-	-	-	-	$(1,196,184)	$(1,196,184)
Balance at December 31, 2025	91,746,806	$8,312,674	-	-	$(8,790,579)	$(477,905)

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Adjustments to reconcile net income to cash used in operating activities:
Net Loss	$(1,196,184)	$(143,224)
Amortization of right of use asset	33,200	28,890
Interest on lease liability	10,965	15,646
Amortization of intangible assets	2,800	2,000
Unit-based compensation	-	247,193
Inventory obsolescence	-	131,052
Bad debt expense	30,505	8,177
Allowance for expected credit loss expense	51,367	120,791
Deferred Income Taxes	(406,408)	-
Changes in operating assets and liabilities:
Inventory	32,823	(173,468)
Vendor deposits	99,339	74,891
Accounts receivable	(1,575)	(137,812)
Royalty receivable	38,163	50,123
Customer deposits	(97,388)	33,754
Other current assets	923	(14,134)
Accounts payable and accrued expenses	357,998	210,447
Refund liability	(64,654)	(3,951)
Income tax payable	(14,684)	(138,581)
Accrued interest-related party	1,585	(37,700)
Net cash (used in) provided by operating activities	(1,121,225)	274,094

Cash used in Investing Activities
Purchase of intangible assets	(16,000)	-
Net cash used in investing activities	(16,000)	-

Cash used in Financing Activities:
Payments of notes payable	(42,879)	-
Payments of convertible notes payable	(69,129)	(412,060)
Payment on lease liability	(45,356)	(43,550)
Payments of notes payable, related parties	-	(165,810)
Net cash used in financing activities	(157,364)	(621,420)

Change in Cash	(1,294,589)	(347,326)
Cash - Beginning of the Year	1,419,934	1,767,260
Cash - End of the Year	$125,345	$1,419,934

Supplemental Cash Flow Information:
Interest paid in cash	$43,143	$171,109
Income tax paid	14,684	215,452

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Reclassification of expired conversion rights from convertible preferred units to partners’ (deficit) surplus	-	34,723

The accompanying notes are an integral part of these financial statements.

VPR BRANDS, LP

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025 AND 2024

NOTE 1: ORGANIZATION

VPR Brands, LP (the “Company”) was incorporated in New York on July 19, 2004, as Jobsinsite.com, Inc. On August 5, 2004, the Company changed its name to Jobsinsite, Inc. On June 18, 2009, the Company merged with a Delaware corporation and became Jobsinsite, Inc. On July 1, 2009, the Company filed articles of conversion with the Secretary of State of Delaware and became Soleil Capital L.P., a Delaware limited partnership. On September 2, 2015, the Company changed its name to VPR Brands, LP. The Company is managed by Soleil Capital Management LLC, a Delaware limited liability company (the “General Partner”).

The Company is engaged in various monetization strategies of a U.S. patent that the Company owns covering electronic cigarette, electronic cigar and personal vaporizer patents, as well as a patent for an inverted pocket lighter. The Company also has several trademarks, PHANTOM, HRB, VPOD, VAPOR X, and RIPPER) for which it is also engaged in licensing and various monetization strategies. The Company also designs, develops, markets and distributes products (the HoneyStick brand of vaporizers and the Goldline CBD products) oriented toward the cannabis markets. This allows us to capitalize on the rapidly growing expansion within the cannabis markets. The Company is also identifying electronic cigarette companies that may be infringing our patents and trademarks and exploring options to license and/or enforce our patents. The Company is now also selling DISSIM brand pocket lighters for which it holds a U.S. patent and patents pending. The Company also has patents pending in the cigar accessory space and sells these proprietary accessories.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

U.S. GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions. Actual results could differ from these estimates. Significant estimates impacting the financial statements for the years ending December 31, 2025, and 2024, include the assumptions used in determining the collectability of accounts receivable, deferred tax assets and liabilities, the fair value and estimated useful lives of intangible assets, and the assumptions used in calculating lease and recall liabilities.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents on December 31, 2025 and 2024. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On December 31, 2025 and 2024, the Company had approximately $0 and $587,084, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of December 31, 2025, and 2024, the Company had an allowance for expected credit losses of $105,792 and $131,716, respectively.

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

Product Revenue

Product revenues are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s product revenues for the years ended December 31, 2025, and 2024, were recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

On January 30,2026, the Company entered into a settlement with ELF Brand LLC (“EBL”) to terminate its ELF® brand license; the Company paid $150,000, and granted EBL Brand a limited license under U.S. Patent No. 8,205,622 with restricted sublicensing solely to specified third parties, with third-party royalties payable to EBL Brand. Therefore, the Company has no right to the royalty revenue generated pursuant to the sublicense agreement.

The Company recognizes royalty revenue in the period in which the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, are met, which may be based on reported sales or upon receipt of payment.

The following table provides information about accounts receivable and royalty receivable from contracts with customers:

	Accounts Receivable	Royalty Receivable
December 31, 2024	$346,618	$38,163
December 31, 2025	$266,321	$-

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

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. As of December 31, 2025 and 2024 the total refund liability relating to the recall of the lighters was $117,880 and $182,534 respectively.

Customer Concentration

During the year ended December 31, 2024, four customers accounted for approximately 48% of the Company’s net revenues. Accounts receivable and royalty receivables from the customers as of December 31, 2024 totaled $326,689. A summary of customer concentrations is presented in the table below.

Customer	2024 Revenue ($)	2024 Revenue %	2024 Receivables ($)	2024 Receivables %
A	$1,117,735	20%	272,162	53%
B	616,697	11%	-	-
C	532,412	9%	$13,230	3%
D	443,987	8%	41,298	8%
Total	$2,710,831	48%	$326,689	64%

During the year ended December 31, 2025, four customers accounted for approximately 28% of the Company’s net revenues. Accounts receivable from the customers as of December 31, 2025 totaled $210,223. A summary of customer concentrations is presented in the table below.

Customer	2025 Revenue ($)	2025 Revenue %	2025 Receivables ($)	2025 Receivables %
A	$505,978	14%	$94,965	36%
B	183,884	5%	58,442	22%
C	179,174	5%	-	-
D	145,196	4%	56,816	21%
Total	$1,014,232	28%	$210,223	79%

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

For the year ended December 31, 2025, the Company recognized $0 in unit-based compensation, so the Company did not issue common units to its employees, including the Chief Executive Officer and Chief Operating Officer.

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

For the year ended December 31, 2024, 709,176 units underlying convertible notes were excluded from the calculation of diluted loss per share for the years ended December 31, 2024 because their effect was antidilutive. The following summarizes the calculation of basic and diluted income per unit for the year ended December 31, 2024:

	Weighted Average Units	Net Income
Basic	89,825,160	$(143,224)
Convertible Debt		$(0.00)

For the year ended December 31, 2025, There were no potentially dilutive units since all convertibles notes fully settled in January 2025, no outstanding as of December 31, 2025. The following summarizes the calculation of basic and diluted income per unit for the year ended December 31, 2025:

	Weighted Average Units	Net Loss
Basic & Diluted	91,746,806	$(1,196,184)
Net Income Per Common Unit - Basic & Diluted		$(0.01)

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2025 and 2024, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

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

NOTE 3: GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s financial position and operating results raise substantial doubt about the Company’s ability to continue as a going concern, as reflected by the net loss of $1,196,184 for the twelve months ended December 31, 2025, respectively, and the accumulated deficit of $8,790,579 as of December 31, 2025,. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unitholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. However, subsequent to year-end, the Company’s financial position significantly improved due to a $3.2 million cash settlement resulting from the parties entering into the Agreement in connection with settlement of all disputes between them, including certain pending litigation identified in the Agreement concerning U.S. trademark 5,486,616 for the mark ELF in International Class 34 for use in connection with “Electronic cigarette lighters; Electronic cigarettes; Smokeless cigarette vaporizer pipe” and U.S. patent number 8,205,622 entitled “Electronic Cigarette”.

Based on these subsequent events and company’s plans, company has concluded that the substantial doubt has been alleviated and that there is no substantial doubt about the Company’s ability to continue as a going concern for a period of at least 12 months from the date these financial statements are issued

The Company expects to meet its current capital requirements through existing operations. However, there can be no assurance that the Company will generate sufficient cash flows to meet all working capital needs. If operating cash flows are insufficient, the Company may need to explore alternative sources of capital to satisfy its liquidity requirements.

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

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	December 31, 2025	December 31, 2024	Useful Life
Intellectual Property	$31,000	$15,000	15 years
Trademarks	$10,000	$10,000	15 years
Trade name	$5,000	$5,000	15 years
Total Intangible Assets	$46,000	$30,000

As of December 31, 2025, and 2024, amortization expense related to intangible assets amounted to $2,800 and $2,000, respectively. This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s financial statements for the fiscal years ending December 31, 2025, and 2024.

The following table presents the future amortization expenses related to the acquired intangible assets:

For the year ending	Amortization Expense
2026	3,067
2027	3,067
2028	3,067
2029	3,067
Thereafter	28,765
$41,033

NOTE 5: NOTES PAYABLE

On September 24, 2019, the Company entered a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of December 31, 2025, and December 31, 2024, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly instalments of principal and interest totaling $731 over 30 years beginning in June 2021. The note accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property of the Company. The balance on the EIDL was $147,237 as of December 31, 2025, and December 31, 2024, which has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note to Sara Daiagi in the principal amount of $250,000 (the “Daiagi Note”). The outstanding principal of the Daiagi Note bears interest at 18% per annum, with interest originally payable monthly. The principal and any accrued but unpaid interest were originally due on the third anniversary of the issue date (May 18, 2025). The Company subsequently renegotiated the repayment terms with Ms. Daiagi. Under the revised schedule, the Company is making weekly periodic payments that apply to outstanding principal and accrued interest. The revised payment schedule commenced on January 28, 2025, and the revised maturity date is January 16, 2029. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $207,120 and $250,000 as of December 31, 2025 and December 31, 2024, respectively.

The following is a summary of notes payable activity for the year ended December 31, 2025:

Total note payable at December 31, 2024	$419,034
Repayments of notes payable	$(42,879)
Balance as December 31, 2025	$376,155
Current portion	$228,918
Note payable, less current portion	$147,237

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

For the twelve months ended December 31, 2025, and 2024, the Company incurred interest expense of $0 and $2,504, respectively.

During the year ended December 31, 2024, the Company repaid all outstanding notes totaling $165,810, resulting in a zero balance as of December 31, 2025 and 2024, respectively.

Issuance of restricted units for compensation

During the year ended December 31, 2024, the Company issued an aggregate of 1,221,385 common units to the Chief Executive Officer and Chief Operating Officer in exchange for services provided and recognized $205,193 in unit-based compensation related to these issuances. The expense was recognized on the grant date, as the units were fully vested and issued as additional compensation for services already performed. No common units were issued to the Company’s executives during the year ended December 31, 2025.

Other related party transactions

As of December 31, 2025, and December 31, 2024, the Company owed $6,748 and $2,097, respectively, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The net transactions for the year ended December, 2025 and 2024, were $14,627 and $19,708, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of December 31, 2025, and December 31, 2024, the Company owed $4,184 and $7,251, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the twelve months ended December 31, 2025, and 2024, were $23,593 and $41,525, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

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

The Brikor Note is convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the year ended December 31, 2025, the Company fully paid the outstanding balance of the Brikor Note of $14,452. The balance of the Brikor Note as of December 31, 2025, and December 31, 2024, was $0 and $14,452, respectively.

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

The Daiagi and Daiagi Note is convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis have the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the year ended December 31, 2025, the Company fully paid the outstanding balance of the Daiagi and Daiagi Note of $12,757. The balance of the Daiagi and Daiagi Note as of December 31, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

The Amber Investments Note is convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the year ended December 31, 2025, the Company fully paid the outstanding balance of the Amber Investments Note of $12,757. The balance of the Amber Investments Note as of December 31, 2025, and December 31, 2024, was $0 and $12,757, respectively.

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

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K& S Pride Note. The portion of the K & S Pride Note subject to redemption will be redeemed by the Company in cash.

The K & S Pride Note is convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the year ended December 31, 2025, the Company fully paid the outstanding balance of the K & S Pride Note of $16,319. The balance of the K & S Pride Note as of December 31, 2025, and December 31, 2024, was $0 and $16,319, respectively.

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

The Surplus Depot Note is convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot has the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount will be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the year ended December 31, 2025, the Company fully paid the outstanding balance of the Surplus Depot Note of $12,756. The balance of the Surplus Depot Note as of December 31, 2025, and December 31, 2024, was $0 and $12,756, respectively.

The following is a summary of convertible notes payable activity for the year ended December 31, 2024:

Opening balance on January 1, 2024	481,190
Repayments of principal	(412,060)
Balance at December 31, 2024	$69,130

The following is a summary of convertible notes payable activity for the year ended December 31, 2025:

Balance at January 1, 2025	$69,130
Repayments of principal	(69,130)
Balance at December 31, 2025	$-

NOTE 8: PARTNERS’ SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of December 31, 2025, and December 31, 2024, the Company had outstanding 91,746,806 common units issued and outstanding.

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

For the year ended December 31, 2025, the Company did not recognize any unit-based compensation. For the year ended December 31, 2024, the Company recognized $247,193 in unit-based compensation for the issuance of 2,942,771 common units to three employees, including the Chief Executive Officer and Chief Operating Officer in exchange for services provided. The expense was recognized at fair value on the grant date as the units were fully vested and issued as additional compensation for services already performed.

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

As of December 31, 2025, and December 31, 2024, right-of-use (“ROU”) assets are summarized as follows:

	December 31,	December 31,
	2025	2024

Warehouse and office lease ROU assets	$157,363	$157,363
Less: accumulated amortization	(101,015)	(67,814)
ROU assets, net	$56,348	$89,549

As of December 31, 2025, and December 31, 2024, operating lease liabilities related to the ROU assets are summarized as follows:

	December 31,	December 31,
	2025	2024

Lease liabilities related to warehouse and office lease ROU assets	$61,678	$96,069
Less: current portion of lease liabilities	(41,963)	(34,391)
Lease liabilities, net of current portion	$19,715	$61,678

As of December 31, 2025, the weighted average lease term remaining was 1.4 years and the imputed interest rate was 14%.

The following table presents the maturity of the Company’s operating lease liabilities as of December 31, 2025:

Year ended December 31,	Amount
2026	48,013
2027	20,410
Total minimum non-cancelable operating lease payments	68,423
Less: discount to fair value	(6,745)
Total lease liability as of December 31, 2025	$61,678

The Company amortized $33,200 and $28,890 of the right to use asset during the year ended December 31, 2025, and 2024, respectively.

Rent expense for the year ended December 31, 2025, and 2024, was $67,459 and $65,139, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. There are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial unitholder, or any member of our General Partner, is an adverse party or has a material interest adverse to our interest.

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

As of December 31, 2025, the Company has received all of the amounts due under the Daze Agreement.

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. As of December 31, 2025, the Company has received a total of $39,640 from Pop Vapor.

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

On November, 2025, the Company entered into a Settlement Agreement and Release (the “Flumgio Agreement”) with Flumgio Technology Inc. (Flumgio) regarding Patent infringements of Company branded products. Pursuant to the terms of the Flumgio Agreement, Flumgio agreed to pay the Company $50,000, to be recognized as settlement income when received. The Company received the $50,000 cash payment, which was recognized as settlement income, in November 2025.

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company $30,000, to be recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1, 2025. In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044). As of December 31, 2025, the Company had received $30,000 pursuant to the All Rise Agreement.

During the year ended December 31, 2025, and 2024, the Company received cash payments pursuant to the above settlements totaling $41,625 and $1,675,492, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying unaudited condensed statements of operations.

On September 10, 2025, the Company entered into a Settlement Agreement and Release (the “Ferrara Agreement”) with Ferrara Candy Company (Ferrara) in relation to the ‘935 Application and the WIPO Registration, and Ferrara has filed Opposition Proceeding before the Trademark and Trial and Appeal Board. Pursuant to the terms of the Ferrara Agreement, Ferrara agreed to pay the Company $1,000, to be recognized as settlement income when received. The Company received the $1,000 cash payment, which was recognized as settlement income, in November 2025.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of December 31, 2025, and December 31, 2024, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying condensed financial statements.

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

For the year ended December 31, 2025, the Company recorded net loss before taxes of $1,602,592 and made tax payments totaling $14,684. The Company recorded a deferred tax asset of $406,408. As a result, the Company’s tax liability decreased from $741,222 as of December 31, 2024, to $726,538 as of December 31, 2025, primarily due to these payments.

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

On December 31, 2024, the Company recorded deferred tax assets of $46,622 related to these deductible temporary differences. However, due to the operating losses and uncertainty regarding the Company’s ability to generate sufficient future taxable income, the Company determined that it was not more likely than not that these deferred tax assets would be realized. Accordingly, the Company recorded a full valuation allowance of $46,622 against its deferred tax assets as of December 31, 2024.

For the year ended December 31, 2025, the Company recorded a $25,924 reduction of allowance for expected credit losses against accounts receivable. The Company’s allowance for expected credit losses was $105,792 and $131,716 as of December 31, 2025, and December 31, 2024, respectively. For the year ended December 31, 2025, the Company had approximately 1,497,712 of U.S. federal NOL carryovers available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or of the deferred tax assets will be realized.

These components of deferred income tax assets as of December 31, 2025, are presented in the following table:

Component	Temporary Difference	Tax Effect
Allowance for bad debts	$105,792	$26,813
Net operating losses carryforward	$1,497,712	$379,595
Valuation allowance	$-	$-
Total	$1,603,504	$406,408

The components of deferred income tax assets as of December 31, 2024, are presented in the following table:

Component	Temporary Difference	Tax Effect
Allowance for bad debts	$52,229	$13,239
Net operating losses carryforward	$131,716	$33,383
Valuation allowance	$(183,945)	$(46,622)
Total	$-	$-

Income Tax Provision

As of December 31, 2025, the Company’s statutory federal income tax rate was 21.00%. Due to a net loss in the year ended December 31, 2025, the Company recorded a tax benefit of $406,408.

The Company’s income tax expense for year ended December 31, 2025, and 2024, was as follows:

	Year Ended December 31,
Components of Deferred Income Tax (Benefit) Expense	2025	2024
Deferred income tax (credit) expense at U.S. federal rate	$(336,736)	$38,629
Deferred state income tax (credit) expense, net of federal benefit	$(69,672)	$7,993
Valuation allowance	$-	$(46,622)
Provision for income tax (credit)	$(406,408)	$-

In the year ended December 31, 2025, the Company recorded its deferred tax assets. The Company considers the projected future taxable income in making this assessment. After consideration of all the information available, management believes that no significant uncertainty exists with respect to future realization of the deferred tax assets and has not established a valuation allowance. Therefore, the Company’ corresponding effective tax rate for the year ended December 31, 2025, was negative 25.35%, compared to an effective tax rate of 115.85% for the year ended December 31, 2024.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the year ended December 31, 2025, and 2024:

	Year Ended December 31,
	2025	2024
(Credit) tax at statutory federal income tax rate	(21.00)%	(21.00)%
State income taxes, net of federal benefit	(4.35)%	19.86%
Permanent differences	-	58.77%
Valuation allowance	-	58.22
Effective tax rate	(25.35)%	115.85%

Tax Compliance and Examinations

The Company’s income tax returns remain open to examination by tax authorities until the tax filing due date.

NOTE 11: SUBSEQUENT EVENTS

On January 30, 2026, the Company and Elf Brand, LLC, an unaffiliated licensee of the Company (“EBL”), entered into a Litigation Resolution Agreement (the “EBL Agreement”) with Shenzhen Weiboli Technology Co, Ltd (“Weiboli”), Shenzhen iMiracle Technology Co. Ltd. (“SIT”), iMiracle (HK) Limited (“iMiracle”), Heaven Gifts International Limited (“Heaven Gifts”), YLSN Distribution LLC (“YLSN”), ECTO World LLC (“ECTO”), D&A Distribution LLC (“D&A”), UNISHOW (U.S.A.), Inc. (“UNISHOW”), SV3 LLC d/b/a MI-POD (“MI-POD”), Kingdom Vapor Inc. (“Kingdom Vapor”), and GD Sigelei Electronic Tech. Co Ltd. (“GD Sigelei”), Waterfall Holding LLC (“Waterfall”), LA Vapor, Inc. (“LA Vapor”), World Wholesale Inc. (“WWI”), G&A Wholesale Distributors Inc. (“G&A”), and Kloud King Distributors, Inc. d/b/a KKSMOKE.COM (“Kloud King” and collectively with Weiboli, SIT, iMiracle, Heaven Gifts, YLSN, ECTO, D&A, UNISHOW, MI-POD, Kingdom Vapor, GD Sigelei, Waterfall, LA Vapor, WWI and G&A, the “Defendants”). The parties entered into the Agreement in connection with settlement of all disputes between them, including certain pending litigation identified in the EBL Agreement (collectively, the “Actions”) concerning U.S. trademark 5,486,616 (the “616 Trademark”) for the mark ELF in International Class 34 for use in connection with “Electronic cigarette lighters; Electronic cigarettes; Smokeless cigarette vaporizer pipe” and U.S. patent number 8,205,622 entitled “Electronic Cigarette” (the “622 Patent”). The parties to the EBL Agreement deny any other party’s allegations and claims in such litigation, do not admit liability, and desire to settle and compromise all disputes between them, including the Actions, on the terms and conditions set forth in the EBL Agreement.

Pursuant to the terms of the EBL Agreement, (i) the Company and the Defendants agreed to dismiss the Actions with prejudice within one business day of receipt by the Company of $5,250,000 (the “Consideration”) from the Defendants, and (ii) the Company agreed to dismiss with prejudice any other pending action in the U.S. and worldwide against any Defendant within five business days of receipt of the Consideration. The Company will receive $3,200,000 of the Consideration, after payment of attorneys’ fees.

Additionally, the Company irrevocably conveyed, transferred and assigned to iMiracle all of the Company’s right, title and interest in and to the ‘616 Trademark and all U.S. trademark registrations and trademark applications for any elf-formative marks, together with the goodwill of the business connected with the use of, and symbolized by, the Assigned Trademarks (as defined in the EBL Agreement). In furtherance thereof, the Company agreed to transfer, assign, convey and deliver to iMiracle, at no additional consideration, certain tangible and/or intangible assets materially related to and necessary to evidence and preserve the goodwill symbolized by the Assigned Trademarks, and to assign and transfer to iMiracle all of the Company’s right, title and interest in the ELF trademarks identified in the EBL Agreement. Pursuant to the terms of the EBL Agreement, within the 75-day period after the effective date of the EBL Agreement, the Company and EBL may sell off existing inventory of ELF branded products already manufactured and in stock as of the effective date of the EBL Agreement. The Company and its affiliates may not manufacture or produce any new products bearing the Assigned Trademarks, including but not limited to, any products branded, labeled, packaged or otherwise identified as “ELF” or any confusingly similar designation, at any time on or after the effective date of the EBL Agreement. The Company also agreed to, and agreed to cause its affiliates to, irrevocably withdraw, dismiss and terminate all ELF Trademark Challenge Proceedings (as defined in the EBL Agreement) within 10 business days following execution of the EBL Agreement.

The Company also agreed to file with the U.S. Patent and Trademark Office, within 14 days of execution of the EBL Agreement, a request for the express abandonment of U.S. Application Serial No. 97834845, and to irrevocably withdraw and abandon the trademark applications identified in the EBL Agreement filed with the European Union

Pursuant to the terms of the EBL Agreement, the Company granted to Defendants a fully paid, worldwide, irrevocable, non-exclusive, perpetual license to the ‘622 Patent.

The EBL Agreement contains customary representations, warranties and covenants of the Company and the Defendants.

Also on January 30, 2026, the Company entered into a settlement with EBL to terminate its ELF® brand license; the Company paid $150,000, and granted EBL a limited license under U.S. Patent No. 8,205,622 with restricted sublicensing solely to specified third parties, with third-party royalties payable to EBL. Therefore, the Company has no right to the royalty revenue generated pursuant to the sublicense agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPR Brands, LP

	By:	SOLEIL CAPITAL MANAGEMENT, LLC, its General Partner

Date: March 31, 2026	By:	/s/ Kevin Frija
	Name:	Kevin Frija
	Title:	Sole Member, Soleil Capital Management, LLC
Chief Executive Officer, VPR Brands LP

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

Sole Member of Soleil Capital Management, LLC
/s/ Kevin Frija	Chief Executive Officer, VPR Brands LP	March 31, 2026
Kevin Frija	(principal executive officer, principal financial officer and principal accounting officer)