Form 10-Q
period 2026-03-31
VPR Brands, LP.
filed 2026-05-18
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-54545

VPR Brands, LP.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at May 15, 2026:
Common Units, No par value	91,746,806 Units

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I, Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be amended from time to time, and our other filings with the Securities and Exchange Commission.

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

The information which appears on any website referenced herein, including, but not limited to www.vprbrands.com, is not part of this report.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,686,947	$125,345
Accounts receivable, net	205,376	266,321
Inventory	490,599	573,097
Vendor deposits	163,653	96,363
Other current assets	27,310	28,769
Total current assets	3,573,885	1,089,895

Right-of-use asset	47,262	56,348
Deferred tax asset	406,408	406,408
Intangible assets, net	40,267	41,033

Total assets	$4,067,822	$1,593,684

LIABILITIES AND PARTNERS’ SURPLUS

Current Liabilities:
Accounts payable and accrued expenses	$690,176	$776,006
Accounts payable - related party	-	10,932
Customer deposits	5,000	2,400
Lease liabilities, current portion	44,039	41,963
Notes payable, current portion	216,027	228,918
Refund liability	117,865	117,880
Income tax payable	1,376,798	726,538
Total current liabilities	2,449,905	1,904,637

Notes payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	8,023	19,715
Total liabilities	2,605,165	2,071,589

Partners’ Surplus (Deficit):
Class A preferred units, $1.00 stated value; 250,000,000 units authorized; 0 units issued and outstanding	-	-
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding	8,312,674	8,312,674
Accumulated deficit	(6,850,017)	(8,790,579)
Total partners’ surplus (deficit)	1,462,657	(477,905)
Total liabilities and partners’ surplus (deficit)	$4,067,822	$1,593,684

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue
Product sales	$580,071	$885,283
Royalty revenue	-	48,045
Total revenue	580,071	933,328

Cost of Sales	441,497	712,386
Gross profit	138,574	220,942

Operating Expenses:
Selling, general and administrative	603,041	496,459
Total operating expenses	603,041	496,459

Net Operating Loss	(464,467)	(275,517)

Other Income (Expense):
Settlement income, net	3,092,255	-
Interest income	340	264
Interest expense	(37,307)	(15,611)
Total other income (expense), net	3,055,288	(15,347)

Net Income (Loss), before Provision for Income Taxes	$2,590,821	$(290,864)

Provision for Income Taxes	(650,260)	-

Net Income (Loss)	1,940,561	(290,864)

Net Income (Loss) Per Common Unit - Basic	$0.02	$(0.00)

Net Income (Loss) Per Common Unit - Diluted	$0.02	$(0.00)

Weighted-Average Common Units Outstanding - Basic	91,746,806	91,746,806

Weighted-Average Common Units Outstanding - Diluted	91,746,806	91,746,806

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS

(Unaudited)

						Total
	Common Units		Common Units to be Issued		Accumulated	Partners’ Capital
	Number	Amount	Number	Amount	Deficit	Surplus
Three Months Ended March 31, 2025
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279
Net Loss	-	-	-	-	(290,864)	(290,864)
Balance at March 31, 2025	91,746,806	$8,312,674	-	$-	$(7,885,259)	$427,415

Three Months Ended March 31, 2026
Balance at December 31, 2025	91,746,806	$8,312,674	-	$-	$(8,790,579)	$(477,905)
Net Income	-	-	-	-	1,940,561	1,940,561
Balance at March 31, 2026	91,746,806	$8,312,674	-	$-	$(6,850,017)	$1,462,657

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$1,940,561	$(290,864)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right of use asset	9,086	7,862
Amortization of intangible	766	500
Interest on lease liability	2,047	1,780
Changes in operating assets and liabilities:
Royalty receivable	-	(26,049)
Inventory	82,499	(75,257)
Vendor deposits	(67,290)	13,233
Accounts receivable	60,945	95,860
Customer deposits	2,601	(93,789)
Prepaid	4,902	5,439
Employee advances	(1,200)	(2,850)
Other current assets	(2,243)	-
Refund liability	(15)	(44,873)
Accounts payable - related party	(10,903)	(3,972)
Accounts payable and accrued expenses	(85,831)	103,923
Operating lease liability	(11,692)	(9,616)
Income tax payable	650,260	(14,684)
Net cash provided by (used in) operating activities	2,574,493	(333,358)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(16,000)
Net cash used in investing activities	-	(16,000)

Cash Flows from Financing Activities:
Payments of convertible notes payable	-	(75,792)
Payments of notes payable	(12,891)	-
Net cash used in financing activities	(12,891)	(75,792)

Change in Cash	2,561,602	(425,149)
Cash - Beginning of the Year	125,345	1,419,934
Cash - End of the Year	$2,686,947	$994,785

Supplemental Cash Flow Information:
Interest paid in cash	$12,154	$15,611
Income taxes paid in cash	$-	$14,684

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 1: ORGANIZATION

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for future periods or the full year.

Use of Estimates

GAAP requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, the reported amounts of revenue and expenses, cash flows and the related footnote disclosures during the period. On an on-going basis, the Company reviews and evaluates its estimates and assumptions. Actual results could differ from these estimates.

Financial Condition

As reflected in the financial statements, the Company generated positive cash flows from operations of $2,574,493 for the three months ended March 31, 2026, and had positive working capital of $1,123,981 and cash of $2,686,947 as of March 31, 2026. These factors serve to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern. The Company believes that the Company has sufficient cash and positive cash flows to meet its obligations for a minimum of twelve months from the date of issuance of these financial statements.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents as of March 31, 2026, and December 31, 2025. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On March 31, 2026, and December 31, 2025, the Company had approximately $2,005,090 and $0, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of March 31, 2026, and December 31, 2025, the Company had an allowance for expected credit losses of $101,602 and $105,792, respectively.

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

Leases

The Company applied the FASB’s Accounting Standards Codification (“ASC”) Topic 842, Leases (Topic 842) to arrangements with lease terms of 12 months or more. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

The Company has an operating lease principally for warehouse and office space. Management evaluates each lease independently to determine the purpose, necessity to its future operations, and other appropriate facts and circumstances.

Revenue Recognition

The Company recognizes revenue when its customer obtains control of promised goods or services which occurs at a point in time, typically upon shipment to the customer, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenue following the five-step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the performance obligation is satisfied.

Product Revenue

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenue for the three months ended March 31, 2026, and 2025, was recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

On January 30, 2026, the Company entered into a settlement with ELF Brand LLC (“EBL”) to terminate its ELF® brand license. The Company paid $150,000, and granted EBL a limited license under U.S. Patent No. 8,205,622 with restricted sublicensing solely to specified third parties, with third-party royalties payable to EBL. Therefore, the Company has no right to the royalty revenue generated pursuant to the sublicense agreement.

The Company recognizes royalty revenue in the period in which the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, are met, which may be based on reported sales or upon receipt of payment.

The following table provides certain information about accounts receivable and royalty receivable from contracts with customers as of March 31, 2026 and December 31, 2025:

	Accounts	Royalty
	Receivable	Receivable
December 31, 2025	$266,321	$-
March 31, 2026	$205,376	$-

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Voluntary Recall

In February 2024, the Company initiated a voluntary recall of approximately 62,200 lighters due to a missing child safety feature. Under ASC 606, these products are not eligible for revenue recognition, as revenue cannot be recognized for amounts to which the Company does not expect to be entitled. Consequently, the Company recorded this as a refund liability. The total impact of the recall, amounting to $198,068, has been recognized against revenue and receivables for potential credits associated with the recalled products.

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. The total refund liability relating to the recall of the lighters was $117,865 and $117,880 as of March 31, 2026, and December 31, 2025, respectively.

Customer Concentration

During the three months ended March 31, 2026, four customers accounted for approximately 37% of the Company’s net revenue. Receivables from these customers as of March 31, 2026 totaled $122,015. A summary of such customer concentrations is presented in the table below.

	2026	2026	2026	2026
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$60,219	11%	64,494	22%
B	57,585	10%	2,456	1%
C	46,818	8%	$10,788	4%
D	46,771	8%	44,277	15%
Total	$211,393	37%	$122,015	42%

During the three months ended March 31, 2025, 41% of the Company’s net revenue were generated from four customers. Receivables from these customers as of March 31, 2025, totaled $171,525. A summary of such customer concentrations is presented in the table below.

	2025	2025	2025	2025
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$159,206	17%	155,539	41%
B	99,520	10%	-	-%
C	80,891	9%	$15,986	4%
D	44,839	5%	-	-%
Total	$384,456	41%	$171,525	45%

Unit-Based Compensation

The Company may issue restricted units to consultants for various services. Costs for these transactions will be measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common units is to be measured at the earlier of: (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached, or (ii) the date at which the counterparty’s performance is complete. The Company may issue units as compensation in future periods for services associated with the registration of the common units.

Unit-based payments to employees, including grants of employee options, are recognized as compensation expense in the financial statements based on their fair value, in accordance with ASC Topic 718. This expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (typically the vesting period).

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

For the three months ended March 31, 2026 and 2025, the Company recognized $0 in unit-based compensation, as the Company did not issue common units to its employees, including the Chief Executive Officer and Chief Operating Officer.

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

For the three months ended March 31, 2026, there were no potentially dilutive units since all convertible notes were fully settled in January 2025 and hence, none were outstanding as of March 31, 2026. The following summarizes the calculation of basic and diluted income per common unit for the three months ended March 31, 2026.

	Weighted
For the Three Months Ended March 31, 2026:	Average Units	Net Income
Basic and Diluted	91,746,806	$1,940,561
Net Income Per Common Unit – Basic and Diluted		0.02

For the three months ended March 31, 2025, all convertible notes were fully settled in January 2025 and no potentially dilutive convertible instruments were outstanding as of March 31, 2025. Accordingly, diluted loss per unit is the same as basic loss per unit. For the period in which convertible notes were outstanding prior to settlement, 691,319 underlying units were considered anti-dilutive under the if-converted method due to the Company’s net loss position and were excluded from the dilutive earnings per share calculation.

	Weighted
	Average
For the Three Months Ended March 31, 2025:	Units	Net Loss
Basic and Diluted	91,746,806	$(290,864)
Net Loss Per Common Unit – Basic and Diluted		(0.00)

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying unaudited condensed financial statements.

Recent Accounting Pronouncements

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

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 3: GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company’s operating results raise substantial doubt about the Company’s ability to continue as a going concern, despite net income of $1,940,561 for the three months ended March 31, 2026, and an accumulated deficit of $6,850,017 as of March 31, 2026. The continuation of the Company as a going concern is dependent upon, among other things, the continued financial support from its common unitholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. However, the Company’s financial position significantly improved in the three months ended March 31, 2026 due to a $3.2 million cash settlement of certain litigation. Based on the settlement income received and management plans, management concluded that the substantial doubt regarding the Company’s ability to continue as a going concern has been alleviated and that there is no substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these financial statements are issued.

The Company expects to meet its current capital requirements through existing operations. However, there can be no assurance that the Company will generate sufficient cash flows to meet all working capital needs. If operating cash flows are insufficient, the Company may need to explore alternative sources of capital to satisfy its liquidity requirements.

NOTE 4: INTANGIBLE ASSETS

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

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

Purchased Asset	March 31, 2026	December 31, 2025	Useful Life
Intellectual Property	$31,000	$31,000	15 years
Trademarks	$10,000	$10,000	15 years
Trade name	$5,000	$5,000	15 years
Total Intangible Assets	$46,000	$46,000

For the three months ended March 31, 2026 and March 31, 2025, the Company recognized amortization expense related to intangible assets of $766 and $500, respectively. This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s unaudited financial statements for the three months ended March 31, 2026, and 2025.

The following table presents the intangible assets net of amortization expenses:

	March 31,	December 31,
Intangible Assets, Net of Amortization	2026	2025
Total Intangible Assets	$46,000	$46,000
Accumulated amortization	$5,733	$4,967
Intangible Assets Net of Amortization	$40,267	$41,033

The following table presents the future amortization expenses related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2026 (remaining)	$2,300
2027	3,067
2028	3,067
2029	3,067
2030	3,067
Thereafter	25,699
$40,267

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 5: NOTES PAYABLE

Paypal Note

On September 24, 2019, the Company entered into a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of March 31, 2026, and December 31, 2025, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The loan accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 as of March 31, 2026, and December 31, 2025, which has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note in the principal amount of $250,000 (the “Daiagi Note”) to Sara Daiagi. The principal amount due under the Daiagi Note bears interest at the rate of 18% per annum payable monthly. The principal amount and accrued but unpaid interest was due and payable on May 18, 2025, the third anniversary of the issue date. The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and shall be senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $194,230 and $207,120 as of March 31, 2026 and December 31, 2025, respectively.

The following is a summary of notes payable activity at March 31, 2026 and December 31, 2025:

Total notes payable at December 31, 2025	$207,120
Repayments of notes payable	$(12,890)
Balance as of March 31, 2026	$194,230

NOTE 6: RELATED PARTY TRANSACTIONS

Other related party transactions

As of March 31, 2026, the Company has a receivable of $6,917, compared to a payable balance of $6,748 as of December 31, 2025, to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The total transactions for the three months ended March 31, 2026, and 2025, were $13,664 and $2,098, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of March 31, 2026, and December 31, 2025, the Company owed $4,673 and $4,184, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the three months ended March 31, 2026, and 2025, were $4,184 and $7,250, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

NOTE 7: CONVERTIBLE NOTES PAYABLE

Brikor Note

On February 15, 2019, the Company issued a senior convertible promissory note (the “Brikor Note”) in the principal amount of $200,000 to Brikor LLC. The Company paid the Brikor Note in full in the three months ended March 31, 2025. The principal amount due under the Brikor Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Brikor Note) was due and payable on February 15, 2022, the third anniversary of the issue date. The Brikor Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the Brikor Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Brikor Note. The portion of the Brikor Note subject to redemption would be redeemed by the Company in cash.

The Brikor Note was convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025, the Company fully paid the outstanding balance of $14,452. The balance of the Brikor Note as of March 31, 2026, and December 31, 2025, was $0.

Daiagi and Daiagi Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Daiagi and Daiagi Note”) to Mike Daiagi and Mathew Daiagi jointly (the “Daiagis”). The Company paid the Daiagi and Daiagi Note in full in the three months ended March 31, 2025. The principal amount due under the Daiagi and Daiagi Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Daiagi and Daiagi Note) was due and payable on February 15, 2022, the third anniversary of the issue date. The Daiagi and Daiagi Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi and Daiagi Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Daiagi and Daiagi Note. The portion of the Daiagi and Daiagi Note subject to redemption would be redeemed by the Company in cash.

The Daiagi and Daiagi Note was convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis had the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Daiagi and Daiagi Note as of March 31, 2026, and December 31, 2025, was $0.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Amber Investments Note

On February 15, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Amber Investments Note”) to Amber Investments LLC (“Amber Investments”). The Company paid the Amber Investments Note in full in the three months ended March 31, 2025. The principal amount due under the Amber Investments Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Amber Investments Note) was due and payable on February 15, 2022, the third anniversary of the issue date. The Amber Investments Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the Amber Investments Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Amber Investments Note. The portion of the Amber Investments Note subject to redemption would be redeemed by the Company in cash.

The Amber Investments Note was convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Amber Investments Note as of March 31, 2026, and December 31, 2025, was $0.

K& S Pride Note

On February 19, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “K & S Pride Note”) to K & S Pride Inc. (“K & S Pride”). The Company paid the K & S Pride Note in full in the three months ended March 31, 2025. The principal amount due under the K & S Pride Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the K & S Pride Note) was due and payable on February 19, 2022, the third anniversary of the issue date. The K& S Pride Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the K & S Pride Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the K & S Pride Note. The portion of the K & S Pride Note subject to redemption would be redeemed by the Company in cash.

The K & S Pride Note was convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025, the Company fully paid the outstanding balance of $16,319. The balance of the K & S Pride Note as of March 31, 2026, and December 31, 2025, was $0.

Surplus Depot Note

On February 20, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Surplus Depot Note”) to Surplus Depot Inc. (“Surplus Depot”). The Company paid the Surplus Depot Note in full in the three months ended March 31, 2025. The principal amount due under the K & S Pride Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Surplus Depot Note) was due and payable on February 20, 2022, the third anniversary of the issue date. The Surplus Depot Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the Surplus Depot Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Surplus Depot Note. The portion of the Surplus Depot Note subject to redemption would be redeemed by the Company in cash.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

The Surplus Depot Note was convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount would be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the three months ended March 31, 2025, the Company fully paid the outstanding balance of $12,756. The balance of the Surplus Depot Note as of March 31, 2026, and December 31, 2025, was $0.

The following is a summary of convertible notes payable activity for the years ended March 31, 2026 and December 31, 2025:

Balance at January 1, 2025	69,130
Repayments of principal	(69,130)
Balance at December 31, 2025	$-

As of March 31, 2026, the Company did not have any senior convertible promissory notes outstanding.

NOTE 8: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of March 31, 2026, and December 31, 2025, the Company had 91,746,806 common units issued and outstanding.

For the three months ended March 31, 2026 and year ended December 31, 2025, the Company did not recognize any unit-based compensation.

Class A Preferred Units

As of March 31, 2026, the designation, powers, preferences and rights of the Class A preferred units and the qualifications, limitations and restrictions thereof were as follows:

Number and Stated Value. The number of authorized Class A preferred units is 1,000,000. Each Class A preferred unit will have a stated value of $2.00 (the “Stated Value”).

Rights. Except as otherwise set forth in the Company’s Limited Partnership Agreement (as amended through March 31, 2026, the “Partnership Agreement”), each Class A preferred unit has all of the rights, preferences and obligations of the Company’s common units as set forth in the Partnership Agreement and shall be treated as a common unit for all other purposes of the Partnership Agreement.

Dividends

Rate. Each Class A preferred unit is entitled to receive an annual dividend at a rate of 8% per annum on the Stated Value, which shall accrue on a monthly basis at the rate of 0.6666% per month, non-compounding, and shall be payable in cash within 30 days of each calendar year for which the dividend is payable.

Liquidation. In the event of a liquidation, dissolution or winding up of the Company, a merger or consolidation of the Company wherein the Company is not the surviving entity, or a sale of all or substantially all of the assets of the Company, each Class A unit will be entitled to receive, prior an in preference to any distribution of any of the assets or surplus funds of the Company to the holders of common units or any other Company securities ranking junior to the Class A preferred units, or to Soleil Capital Management LLC, the Company’s general partner (the “General Partner”), an amount per Class A preferred unit equal to any accrued but unpaid dividends. If, upon such an event and after the payment of preferential amounts required to be paid to holders of any Company securities having a ranking upon liquidation senior to the Class A preferred units, the assets of the Company available for distribution to the partners of the Company are insufficient to provide for both the payment of the full Class A liquidation preference and the preferential amounts (if any) required to be paid to holders of any other

Company securities having a ranking upon liquidation pari passu with the Class A preferred units, such assets as are so available shall be distributed among the Class A preferred units and the holders of any other series of Company securities having a ranking upon liquidation pari passu with the Class A preferred units in proportion to the relative aggregate preferential amount each such holder is otherwise entitled to receive.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

Conversion Rights

Conversion. Upon notice, a holder of Class A preferred units has the right, at its option, to convert all or a portion of the Class A preferred units held into fully paid and nonassessable Company common units.

Conversion Price. Each Class A preferred unit is convertible into a number of common units equal to (x) the Stated Value plus any accrued and unpaid dividends, divided by (y) the Conversion Price (as hereinafter defined). The “Conversion Price” means 85% multiplied by the VWAP (as defined in the Partnership Agreement), representing a discount rate of 15%.

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

On April 28, 2026, the General Partner executed the Third Amendment (the “Third Amendment”) to the Partnership Agreement, in order to amend the terms of the Company’s Class A preferred units (Refer Note 11).

NOTE 9: COMMITMENTS AND CONTINGENCIES

Lease Agreements

Warehouse and Office Space

On May 19, 2022, the Company entered into a 5-year lease of approximately 3,100 square feet of warehouse and office space. The lease requires base monthly rent of $3,358 per month for the first year and provides for 5% increase in base rent on each anniversary date. At inception of the lease, the Company recorded a right-of-use asset and obligation of $157,363, equal to the present value of remaining payments of minimum required lease payments.

As of March 31, 2026, and December 31, 2025, right-of-use assets (“ROU”) are summarized as follows:

	March 31,	December 31,
	2026	2025

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(110,101)	(101,015)
Right-of-use assets, net	$47,262	$56,348

As of March 31, 2026, and December 31, 2025, operating lease liabilities related to the ROU assets are summarized as follows:

	March 31,	December 31,
	2026	2025

Lease liabilities related to warehouse and office lease right-of-use assets	$52,062	$61,678
Less: current portion of lease liabilities	(44,039)	(41,963)
Lease liabilities, net of current portion	$8,023	$19,715

As of March 31, 2026, the weighted average lease term remaining is 1.17 years and the imputed interest rate is 14%, compared to the weighted average lease term remaining of 1,42 with the same imputed interested rate of 14% as of December 31, 2025.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

The following table presents the maturity of the Company’s operating lease liabilities as of March 31, 2026:

Twelve Months Ended March 31,	Amount
2026 (Remainder)	$36,349
2027	20,410
Total minimum non-cancelable operating lease payments	56,760
Less: discount to fair value	(4,697)
Total lease liability as of March 31, 2026	$52,062

The Company amortized $9,086 and $7,862 of the Right-of-use asset for the three months ended March 31, 2026, and 2025, respectively.

The total rent expense for the three months ended March 31, 2026, and 2025 totaled $16,180 and $11,134, respectively.

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Except as set forth below and/or as previously disclosed, there are no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

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

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. As of March 31, 2026, the Company received total payments from Pop Vapor of $39,630, all of which were received during 2025 and consisted of $30,000 in cash payments and $9,630 of royalty income.

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Zaydan Agreement”) with Zaydan Innovations, Inc. (“Zaydan”) regarding Patent infringements of Company branded products. Pursuant to the terms of the Zaydan Agreement, Zaydan agreed to pay the Company $7,500. The Company received the $7,500 cash payment, which was recognized as settlement income, in April 2025.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

On May 5, 2025, the Company entered into a Settlement Agreement and Release (the “Ashh Agreement”) with Ashh, Inc. (“Ashh”) regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Ashh Agreement, Ashh agreed to pay the Company $50,000. The Company received the $50,000 cash payment, which was recognized as settlement income, in May 2025. In addition to the settlement payment, once all of the product covered by the current inventory licensed has been sold, Ashh agreed to pay the Company a royalty of $0.03 per unit of the licensed devices sold by Ashh until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. The Company did not receive any royalty income as of March 31, 2026 from this agreement.

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company $30,000, to be recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1, 2025. In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044). As of March 31, 2026, the Company received total payments of $30,000 pursuant to the All Rise Agreement, all of which were received during fiscal year 2025. No royalty income was received during the three months ended March 31, 2026.

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

In November 2025, the Company entered into a Settlement Agreement and Release (the “Flumgio Agreement”) with Flumgio Technology Inc. (Flumgio) regarding Patent infringements of Company branded products. Pursuant to the terms of the Flumgio Agreement, Flumgio agreed to pay the Company $50,000, to be recognized as settlement income when received. The Company received the $50,000 cash payment, which was recognized as settlement income, in November 2025.

In December 2025, the Company entered into a Settlement Agreement and Release (the “J Brands Agreement”) with J Brands LLC (J Brands) regarding Patent infringements of Company branded products. Pursuant to the terms of the J Brands Agreement, J Brands agreed to pay the Company $70,000, to be recognized as settlement income when received. The Company received the $70,000 cash payment, which was recognized as settlement income, in January 2026.

On January 30, 2026, the Company and EBL, an unaffiliated licensee of the Company, entered into a Litigation Resolution Agreement (the “EBL Agreement”) with Shenzhen Weiboli Technology Co, Ltd (“Weiboli”), Shenzhen iMiracle Technology Co. Ltd. (“SIT”), iMiracle (HK) Limited (“iMiracle”), Heaven Gifts International Limited (“Heaven Gifts”), YLSN Distribution LLC (“YLSN”), ECTO World LLC (“ECTO”), D&A Distribution LLC (“D&A”), UNISHOW (U.S.A.), Inc. (“UNISHOW”), SV3 LLC d/b/a MI-POD (“MI-POD”), Kingdom Vapor Inc. (“Kingdom Vapor”), and GD Sigelei Electronic Tech. Co Ltd. (“GD Sigelei”), Waterfall Holding LLC (“Waterfall”), LA Vapor, Inc. (“LA Vapor”), World Wholesale Inc. (“WWI”), G&A Wholesale Distributors Inc. (“G&A”), and Kloud King Distributors, Inc. d/b/a KKSMOKE.COM (“Kloud King” and collectively with Weiboli, SIT, iMiracle, Heaven Gifts, YLSN, ECTO, D&A, UNISHOW, MI-POD, Kingdom Vapor, GD Sigelei, Waterfall, LA Vapor, WWI and G&A, the “Defendants”). The parties entered into the EBL Agreement in connection with settlement of all disputes between them, including certain pending litigation identified in the EBL Agreement (collectively, the “Actions”) concerning U.S. trademark 5,486,616 (the “616 Trademark”) for the mark ELF in International Class 34 for use in connection with “Electronic cigarette lighters; Electronic cigarettes; Smokeless cigarette vaporizer pipe” and U.S. patent number 8,205,622 entitled “Electronic Cigarette” (the “622 Patent”). The parties to the EBL Agreement deny any other party’s allegations and claims in such litigation, do not admit liability, and desire to settle and compromise all disputes between them, including the Actions, on the terms and conditions set forth in the EBL Agreement.

Pursuant to the terms of the EBL Agreement, (i) the Company and the Defendants agreed to dismiss the Actions with prejudice within one business day of receipt by the Company of $5,250,000 (the “Consideration”) from the Defendants, and (ii) the Company agreed to dismiss with prejudice any other pending action in the U.S. and worldwide against any Defendant within five business days of receipt of the Consideration. The Company received $3,200,000 of the Consideration, after payment of attorneys’ fees.

On March 9, 2026, the Company entered into a settlement agreement with Boulder International Inc. to resolve patent infringement litigation related to U.S. Patent No. 8,205,622, covering Boulder’s “Pro” and “Twilight” vape devices.

Under the agreement, Boulder agreed to pay a total settlement amount of $30,000 in three equal installments of $10,000 each. The first installment was received on April 9, 2026 and deposited into the Company’s First Citizens Bank account. The remaining installments are due six and twelve weeks after the first payment date. The litigation will be dismissed with prejudice upon receipt of the settlement consideration, with no admission of liability by either party.

In addition to the settlement payment, the Company granted Boulder a non-exclusive, non-transferable, perpetual license to the patent. Under the license, Boulder will pay royalties of 4% of net sales of specified products for a two-year period beginning March 1, 2026. This arrangement is expected to generate recurring royalty revenue and requires ongoing reporting and audit rights, as well as evaluation of appropriate accounting treatment for both settlement proceeds and future royalty income.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

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

The Company also agreed to file with the U.S. Patent and Trademark Office, within 14 days of execution of the EBL Agreement, a request for the express abandonment of U.S. Application Serial No. 97834845, and to irrevocably withdraw and abandon the trademark applications identified in the EBL Agreement filed with the European Union.

Pursuant to the terms of the EBL Agreement, the Company granted to Defendants a fully paid, worldwide, irrevocable, non-exclusive, perpetual license to the ‘622 Patent.

The EBL Agreement contains customary representations, warranties and covenants of the Company and the Defendants.

Also on January 30, 2026, the Company entered into a settlement with EBL to terminate its ELF® brand license. The Company paid $150,000, and granted EBL a limited license under U.S. Patent No. 8,205,622 with restricted sublicensing solely to specified third parties, with third-party royalties payable to EBL. Therefore, the Company has no right to the royalty revenue generated pursuant to the sublicense agreement.

During the three months ended March 31, 2026, and March 31, 2025, the Company received cash payments totaling $3,092,255 and $0, respectively, net of settlement legal fees. These amounts are included in net settlement income in the accompanying statements of operations.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases.

Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2026, and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying audited financial statements.

Income Tax Expense and Tax Liability Changes

For the three months ended March 31, 2026 and year ended December 31, 2025, the Company recorded net income (loss) before taxes of $2,590,821 and $(1,602,592), respectively. The Company recorded a provision for income taxes (benefit) expense of $650,260 and $(406,408), respectively, for the three months ended March 31, 2026 and year ended December 31, 2025. As a result, the Company had a tax liability of $1,376,798 and $726,538, respectively, for three months ended March 31, and year ended December 31, 2025.

Uncertain Tax Positions and Penalties

For the year ended December 31, 2025, the Company recorded a $25,924 reduction of allowance for expected credit losses against accounts receivable. The Company’s allowance for expected credit losses was $105,792 as of December 31, 2025. For the year ended December 31, 2025, the Company had approximately $1,497,712 of U.S. federal NOL carryovers available to offset future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion of the deferred tax assets will be realized.

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

As of March 31, 2026, the Company calculated tax expense of $650,260; however, due to recent operating income which generated sufficient taxable income, the Company determined that it will realize the deferred tax assets recorded at December 31, 2025.

Income Tax Provision

As of March 31, 2026, the Company’s statutory federal income tax rate was 21.00%. Due to a net income in the three months ended March 31, 2026, the Company did not record a tax benefit.

	Three Months Ended March 31,	Three Months Ended March 31,
Income tax expense	2026	2025
Income tax expense (credit) at U.S. federal rate	$538,790	$(61,081)
State income taxes, net of federal benefit	111,470	$(12,638)
Valuation allowance	-	73,719
Provision for income tax	$650,260	$-

For the three months ended March 31, 2026, the Company recorded a provision for income tax expense of $650,260. In addition, at December 31, 2025, the Company recorded a deferred tax asset of $406,408, which the Company expects will off-set the current year tax expenses. Although the Company reported a pre-tax income for the three months ended March 31, 2026, the Company’s corresponding effective tax rate was 25.35%, which was comparable to the effective tax rate of 0.00% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026, was primarily driven by the certainty regarding the Company’s ability to generate sufficient future taxable income and the Company’s determination that it is more likely than not that the deferred tax assets will be realized.

The following table presents the provision for income taxes, statutory federal income tax rate, effective tax rate, and reconciliation for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Tax (credit) at statutory federal income tax rate	21.00%	(21.00)%
State income taxes, net of federal benefit	4.35%	(4.35)%
Valuation allowance	-%	25.35%
Effective tax rate	25.35%	0.00%

NOTE 11: SUBSEQUENT EVENTS

On April 21, 2026, R.J. Vapor Co. (RJR) filed a lawsuit against VPR Brands, LP, , seeking a declaratory judgment that its Vuse e-cigarettes do not infringe on VPR’s "auto-draw" vapor technology patent. RJR initiated this action in Delaware federal court after VPR threatened litigation regarding patents related to air-activated vaping.

On April 28, 2026, the General Partner executed the Third Amendment (the “Third Amendment”) to the Partnership Agreement, in order to amend the terms of the Company’s Class A preferred units.

The designation, powers, preferences and rights of the Class A preferred units and the qualifications, limitations and restrictions thereof are summarized as follows:

Number and Stated Value. The number of authorized Class A preferred units is 250,000,000. Each Class A preferred unit will have a stated value of $1.00 (the “Stated Value”).

VPR BRANDS, LP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

The Third Amendment had the effect of increasing the number of authorized Class A preferred units from 1,000,000 to 250,000,000, and decreasing the stated value from $2.00 to $1.00 per unit.

Rights. Except as set forth in the Third Amendment, each Class A preferred unit has all of the rights, preferences and obligations of the common units as set forth in the Partnership Agreement and will be treated as a common unit for all other purposes of the Partnership Agreement.

Dividends. The Class A preferred units have no mandatory dividend or distribution rights, and any distributions on or with respect to the Class A preferred units will be at the sole discretion of the Company.

The Third Amendment had the effect of eliminating an annual dividend.

Voting. The Class A preferred units have no voting rights other than as required by applicable law, and, for the avoidance of doubt, the Class A preferred units have no management rights or other governance participation of any kind.

Liquidation. The Class A preferred units have no preferential rights on any liquidation or dissolution of the Company, and rank pari passu with the Company’s common units on any liquidation or dissolution of the Company.

The Third Amendment had the effect of eliminating preferential rights of the Class A preferred units upon liquidation or dissolution of the Company equal to any accrued by unpaid dividends.

Non-transferable. The Class A preferred units are not transferable without the prior written consent of the Company, to be given or withheld in the sole discretion of the Company.

Conversion Rights. Each Class A preferred unit is convertible into common units of the Company at any time following the date on which the closing price of the common units for the preceding 20 consecutive trading days has equaled or exceeded $1.15 (the “Conversion Commencement Date”), subject to adjustment as set forth in the Third Amendment (the “Conversion Price”); provided, however, that if the Conversion Commencement Date has not occurred on or before July 31, 2030, the Class A preferred units will not be convertible into common units. Each Class A preferred unit is convertible into a number of conversion units equal to (x) the Stated Value, divided by the Conversion Price, subject to a 4.99% equity blocker, which may be waived by the Class A preferred unit holder upon not less than 61 days’ prior notice to the Company.

The Third Amendment had the effect of revising the conversion rights of the Class A preferred units. Prior to adopting the Third Amendment, the Class A preferred units were convertible, at the option of the holder thereof, into a number of common units equal to (x) the then-stated value of $2.00 plus any accrued and unpaid dividends, divided by (y) the conversion price, equal to 85% of the 5-trading day VWAP, subject to a 4.99% equity blocker that could be waived by the Class A preferred unit holder upon not less than 61 days’ prior notice to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of operations of VPR Brands, LP (“VPRB” or the “Company”) should be read in conjunction with our unaudited condensed financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company. This Quarterly Report on Form 10-Q includes forward-looking statements, as that term is defined in the federal securities laws, based upon current expectations that involve risks and uncertainties, such as plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Reference is made to the “Risk Factors” section of the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026, as the same may be updated from time to time.

Overview

We are a company engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer and pocket lighter patents, and several trademarks, which intellectual property forms the basis for our efforts to:

●	Design, market, license, and distribute a line of vaporizers;

●	Design, market and distribute a line of e-liquids under the “HELIUM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute electronic cigarettes and popular vaporizers under the KRAVE brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

Recent Developments

Effective March 2026, Greg Pan ceased to be a member of the General Partner. Accordingly, Kevin Frija, our Chief Executive Officer, is now the sole member of the General Partner.

On April 28, 2026, Soleil Capital Management LLC, the Company’s general partner (the “General Partner”) executed the Third Amendment (the “Third Amendment”) to the Company’s Limited Partnership Agreement, as amended (the “Partnership Agreement”), in order to amend the terms of the Company’s Class A preferred units.

The designation, powers, preferences and rights of the Class A preferred units and the qualifications, limitations and restrictions thereof are summarized as follows:

Number and Stated Value. The number of authorized Class A preferred units is 250,000,000. Each Class A preferred unit will have a stated value of $1.00 (the “Stated Value”).

The Third Amendment had the effect of increasing the number of authorized Class A preferred units from 1,000,000 to 250,000,000, and decreasing the stated value from $2.00 to $1.00 per unit.

Rights. Except as set forth in the Third Amendment, each Class A preferred unit has all of the rights, preferences and obligations of the common units as set forth in the Partnership Agreement and will be treated as a common unit for all other purposes of the Partnership Agreement.

Dividends. The Class A preferred units have no mandatory dividend or distribution rights, and any distributions on or with respect to the Class A preferred units will be at the sole discretion of the Company.

The Third Amendment had the effect of eliminating an annual dividend.

Voting. The Class A preferred units have no voting rights other than as required by applicable law, and, for the avoidance of doubt, the Class A preferred units have no management rights or other governance participation of any kind.

Liquidation. The Class A preferred units have no preferential rights on any liquidation or dissolution of the Company, and rank pari passu with the Company’s common units on any liquidation or dissolution of the Company.

The Third Amendment had the effect of eliminating preferential rights of the Class A preferred units upon liquidation or dissolution of the Company equal to any accrued by unpaid dividends.

Non-transferable. The Class A preferred units are not transferable without the prior written consent of the Company, to be given or withheld in the sole discretion of the Company.

Conversion Rights. Each Class A preferred unit is convertible into common units of the Company at any time following the date on which the closing price of the common units for the preceding 20 consecutive trading days has equaled or exceeded $1.15 (the “Conversion Commencement Date”), subject to adjustment as set forth in the Third Amendment (the “Conversion Price”); provided, however, that if the Conversion Commencement Date has not occurred on or before July 31, 2030, the Class A preferred units will not be convertible into common units. Each Class A preferred unit is convertible into a number of conversion units equal to (x) the Stated Value, divided by the Conversion Price, subject to a 4.99% equity blocker, which may be waived by the Class A preferred unit holder upon not less than 61 days’ prior notice to the Company.

The Third Amendment had the effect of revising the conversion rights of the Class A preferred units. Prior to adopting the Third Amendment, the Class A preferred units were convertible, at the option of the holder thereof, into a number of common units equal to (x) the then-stated value of $2.00 plus any accrued and unpaid dividends, divided by (y) the conversion price, equal to 85% of the 5-trading day VWAP, subject to a 4.99% equity blocker that could be waived by the Class A preferred unit holder upon not less than 61 days’ prior notice to the Company.

Financial Condition

For the three months ended March 31, 2026 and 2025, we generated revenue of $580,071 and $885,283, respectively, reported net income (loss) before taxes of $2,590,821 and $(290,864), respectively, and net cash provided by (used in) operating activities of $2,574,493 and $(333,358) at March 31, 2026 and 2025, respectively. As noted in our accompanying unaudited condensed financial statements, we reported an accumulated deficit of $6,850,017 and $8,790,579 as of March 31, 2026 and December 31, 2025, respectively.

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenue

Our revenue from product sales for the three months ended March 31, 2026 and 2025 was $580,071 and $885,283, respectively. Royalty revenue for the three months ended March 31, 2026, and 2025 was $0 and $48,045, respectively. The decrease in product and royalty revenue was a result of the business trend experienced since 2024 of declining customer sales and licensing of intellectual property.

Cost of Sales

Cost of sales for the three months ended March 31, 2026, and 2025 was $441,497 and $712,386, respectively. Gross margins stabilized at 24% for the three months ended March 31, 2026, and 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2026, were $603,041, as compared to $496,459 for the three months ended March 31, 2025. The increase of $106,580 was a result of increases in professional fees and trade show costs, offset by reduction in marketing expense.

Other Income (Expense)

Other income for the three months ended March 31, 2026, was $3,055,288, compared to other expense of $(15,347) for the three months ended March 31, 2025, representing an increase of $3,070,635, due to the cash received in January 2026 from the EBL settlement.

Net Income (Loss)

Net income for the three months ended March 31, 2026, was $1,940,561, compared to net (loss) of $(290,864) for the three months ended March 31, 2025. The increase in net income was due to the EBL settlement.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Three Months Ended March 31,
	2026	2025
Net cash flows provided by (used in) operating activities	$2,574,493	$(333,358)
Net cash flows used in financing activities	$(12,891)	$(75,792)
Net cash flows used in investing activities	$-	(16,000)

Cash provided by operating activities was $2,574,493 for the three months ended March 31, 2026, compared to cash used in operating activities of $333,358 for the three months ended March 31, 2025. The increase in cash provided by operating activities was primarily attributable to net income of $1,940,561 during the three months ended March 31, 2026, as compared to a net loss of $290,864 during the corresponding prior-year period. The increase was further driven by favorable changes in working capital, including decreases in accounts receivable and inventory, as well as an increase in tax liabilities. These increases were partially offset by decreases in accounts payable and accrued expenses and vendor deposits.

Net cash used in financing activities was $12,891 for the three months ended March 31, 2026, compared to $75,792 for the three months ended March 31, 2025. The decrease in cash used in financing activities was primarily due to lower repayments of convertible notes and notes payable during the current period.

Assets

At March 31, 2026, and December 31, 2025, we had total assets of $4,067,822 and $1,593,684, respectively. Assets primarily consisted of the cash accounts held by the Company, inventory, vendor deposits, accounts receivable and a right-of-use asset. During the three months ended March 31, 2026, the Company’s accounts receivable decreased by $60,945, and inventory decreased by $82,499, as compared to December 31, 2025.

Liabilities

On March 31, 2026, and December 31, 2025, we had total liabilities of $2,449,905 and $1,904,637, respectively. The increase in liabilities was mainly due to the income tax provision of $650,260 recorded for the period ended March 31,2026.

Availability of Additional Funds

Our capital requirements going forward will consist of financing our operations until we are able to reach a level of revenue and gross margins adequate to equal or exceed our ongoing operating expenses. We do not have any credit agreement or source of liquidity immediately available to us.

Since inception, our operations have primarily been funded through proceeds from equity and debt financing. At March 31, 2026, we had $2,686,947 of cash on hand. Although we believe that we have access to capital resources, there are no commitments in place for new financing as of the filing date of this Quarterly Report on Form 10-Q and there can be no assurance that we will be able to obtain funds on commercially acceptable terms, if at all. We expect to have ongoing needs for working capital in order to (a) fund operations; plus (b) fund strategic acquisitions. To that end, we may be required to raise additional funds through equity or debt financing. However, there can be no assurance that we will be successful in securing additional capital. If we are unsuccessful, we may need to (a) initiate cost reductions; (b) forego business development opportunities; (c) seek extensions of time to fund its liabilities, or (d) seek protection from creditors.

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

Our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate our continuation as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the unaudited condensed financial statements do not necessarily purport to represent realizable or settlement values. The unaudited condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. Our significant accounting policies are described in notes accompanying the financial statements. The preparation of the financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates. Significant judgments and estimates used in the preparation of the financial statements apply critical accounting policies described in the notes to our financial statements.

We consider the recognition and related assumptions used in determining the collectability of accounts receivable and the realizability of the deferred tax assets and liabilities to be most critical in understanding the judgments that are involved in the preparation of our financial statements.

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 to our unaudited condensed financial statements as of and for the three months ended March 31, 2026.

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

As of March 31, 2026, and December 31, 2025, the Company had an allowance for an expected credit loss of $101,602 and $105,792, respectively.

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of March 31, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying unaudited condensed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on such review and evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continuing material weakness in our internal control over financial reporting, as described below.

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, the Company lacked documented procedures, including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be amended from time to time. There has been no material change in our risk factors from those previously discussed in the Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Third Amendment to Limited Partnership Agreement, dated as of April 28, 2026 by and among Soliel Capital Management L.L.C. as the general partner for and on behalf of all current and prospective limited partners (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2026).

10.1	Litigation Resolution Agreement, dated as of January 30, 2026, by and between VPR Brands, LP and Elf Brand, LLC, on the one hand, and Shenzhen Weiboli Technology Co, Ltd, Shenzhen iMiracle Technology Co. Ltd., iMiracle (HK) Limited (“iMiracle”), Heaven Gifts International Limited, YLSN Distribution LLC, ECTO World LLC, D&A Distribution LLC, UNISHOW (U.S.A.), Inc., SV3 LLC d/b/a MI-POD, Kingdom Vapor Inc., and GD Sigelei Electronic Tech. Co Ltd., Waterfall Holding LLC, LA Vapor, Inc., World Wholesale Inc., G&A Wholesale Distributors Inc., and Kloud King Distributors, Inc. d/b/a KKSMOKE.COM, on the other hand (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: May 15, 2026	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)