Form 10-Q
period 2026-06-30
VPR Brands, LP.
filed 2026-08-14
CIK 1376231

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of units outstanding of each of the registrant’s classes of common units as of the latest practicable date.

Class	Outstanding at August 14, 2026:
Common Units, No par value	91,746,806 Units

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

VPR BRANDS, LP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS

Current Assets:
Cash	$2,135,574	$125,345
Accounts receivable, net	380,055	266,321
Inventory	484,942	573,097
Vendor deposits	205,001	96,363
Other current assets	22,233	28,769
Total current assets	3,227,805	1,089,895

Right-of-use asset	37,831	56,348
Deferred tax asset	25,822	406,408
Intangible assets, net	39,500	41,033

Total assets	$3,330,958	$1,593,684

LIABILITIES AND PARTNERS’ SURPLUS (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses	$884,402	$776,006
Accounts payable - related party	6,550	10,932
Customer deposits	11,650	2,400
Lease liabilities, current portion	41,909	41,963
Notes payable, current portion	202,544	228,918
Refund liability	117,865	117,880
Income tax payable	809,590	726,538
Total current liabilities	2,074,511	1,904,637

Notes payable, less current portion	147,237	147,237
Lease liabilities, net of current portion	-	19,715
Total liabilities	2,221,748	2,071,589

Partners’ Surplus (Deficit):
Class A preferred units, $1.00 stated value; 250,000,000 units authorized; 0 units issued and outstanding	-	-
Common units - 100,000,000 units authorized; 91,746,806 units issued and outstanding	8,312,674	8,312,674
Accumulated deficit	(7,203,464)	(8,790,579)
Total partners’ surplus (deficit)	1,109,210	(477,905)
Total liabilities and partners’ surplus (deficit)	$3,330,958	$1,593,684

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenues
Product sales	$703,770	$967,300	$1,283,841	$1,852,583
Royalty revenue	-	62,237	-	110,282
Total revenues	703,770	1,029,537	1,283,841	1,962,865

Cost of Sales	542,695	650,068	984,192	1,362,454
Gross profit	161,075	379,469	299,649	600,411

Operating Expenses:
Selling, general and administrative	493,617	653,159	1,096,657	1,149,618
Total operating expenses	493,617	653,159	1,096,657	1,149,618

Net Operating Loss	(332,542)	(273,690)	(797,008)	(549,207)

Other Income (Expense):
Settlement income (expense), net	(91,265)	17,279	3,000,990	17,279
Interest income	479	207	819	471
Interest expense	(26,740)	(64,797)	(64,047)	(80,408)
Total other income (expense) net	(117,526)	(47,311)	2,937,762	(62,658)

Net Loss before Provision for Income Tax	$(450,068)	$(321,001)	$2,140,754	$(611,865)

Income Tax Benefit (Expense)	96,621	-	(553,639)	-

Net Income (Loss)	(353,447)	(321,001)	1,587,115	(611,865)

Net Income (Loss) Per Common Unit - Basic	$(0.00)	$(0.00)	$0.02	$(0.01)

Net Income (Loss) Per Common Unit - Diluted	$(0.00)	$(0.00)	$0.02	$(0.01)

Weighted-Average Common Units Outstanding Basic	91,746,806	91,746,806	91,746,806	91,746,806

Weighted-Average Common Units Outstanding Diluted	91,746,806	91,746,806	91,746,806	91,746,806

 The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL SURPLUS (DEFICIT)

(Unaudited)

						Total
	Common Units		Common Units to be Issued		Accumulated	Partners’ Capital
	Number	Amount	Number	Amount	Deficit	Surplus
Six Months Ended June 30, 2025
Balance at December 31, 2024	91,746,806	$8,312,674	-	$-	$(7,594,395)	$718,279
Net Loss	-	-	-	-	(290,864)	(290,864)
Balance at March 31, 2025	91,746,806	8,312,674	-	-	$(7,885,259)	$427,415
Net Loss	-	-	-	-	(321,001)	(321,001)
Balance at June 30, 2025	91,746,806	$8,312,674	-	$-	(8,206,260)	$106,414

Six Months Ended June 30, 2026
Balance at December 31, 2025	91,746,806	$8,312,674	-	$-	$(8,790,579)	$(477,905)
Net Income	-	-	-	-	1,940,562	1,940,562
Balance at March 31, 2026	91,746,806	8,312,674	-	-	$(6,850,017)	1,462,657
Net Loss	-	-	-	-	(353,447)	(353,447)
Balance at June 30, 2026	91,746,806	$8,312,674	-	$-	$(7,203,464)	$1,109,210

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

VPR BRANDS, LP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$1,587,115	$(611,865)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Amortization of right-of-use asset	18,517	16,002
Amortization of intangible	1,533	1,267
Interest on lease liability	4,572	6,266
Changes in operating assets and liabilities:
Royalty receivable	-	(39,181)
Inventory	88,155	(104,849)
Vendor deposits	(108,638)	51,128
Accounts receivable	(113,734)	(22,054)
Customer deposits	9,250	(91,599)
Other current assets	6,536	10,634
Deferred tax asset	380,586	-
Refund liability	(15)	(56,034)
Accounts payable - related party	(4,382)	614
Accounts payable and accrued expenses	108,396	281,639
Operating lease liability	(24,341)	(22,401)
Income tax payable	83,052	(14,684)
Net cash provided by (used in) operating activities	2,036,603	(595,117)

Cash Flows from Investing Activities:
Purchase of intangible assets	-	(16,000)
Net cash used in investing activities	-	(16,000)

Cash Flows from Financing Activities:
Payments of convertible notes payable	-	(69,129)
Payments of notes payable	(26,374)	(17,889)
Net cash used in financing activities	(26,374)	(87,018)

Change in Cash	2,010,229	(698,135)
Cash - Beginning of the Year	125,345	1,419,934
Cash - End of the Year	$2,135,574	$721,799

Supplemental Cash Flow Information:
Interest paid in cash	$23,669	$30,103
Income taxes paid in cash	$90,000	$14,684

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

The Company is engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry and owns a portfolio of electronic cigarette, personal vaporizer and pocket lighter patents and several trademarks. The Company designs, markets and distributes pocket lighters under the DISSIM brand; vaporizers for essential oils, concentrates and dry herbs under the HONEYSTICK brand; hemp-derived cannabidiol products under the GOLD LINE brand; and cigar-style vapor products under the GRANDFADDA brand. The Company also prosecutes and enforces its patent and trademark rights, licenses its intellectual property and develops private label manufacturing programs.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed financial statements are prepared in accordance with instructions for Form 10-Q, include all adjustments (consisting only of normal recurring accruals) which we considered as necessary for a fair presentation of the results for the periods presented. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for future periods or the full year.

Certain amounts in the prior-period statement of cash flows have been reclassified to conform to the current-period presentation. Payments of operating lease liabilities, previously presented within financing activities, are presented within operating activities in the current period. The reclassification had no effect on previously reported net income, total assets, or partners' surplus.

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

Financial Condition

For the three and six months ended June 30, 2026, we generated total revenue of $703,770 and $1,283,841, respectively. We incurred a net loss of $353,447 for the three-month period and generated net income of $1,587,115 for the six-month period. Net cash provided by operating activities was $2,036,603 for the six months ended June 30, 2026. As of June 30, 2026, we had cash of $2,135,574, positive working capital of $1,153,294 and an accumulated deficit of $7,203,464, compared with cash of $125,345, negative working capital of $814,742 and an accumulated deficit of $8,790,579 as of December 31, 2025. The improvement in our financial position was primarily attributable to settlement proceeds received during the first quarter of 2026.

Cash

Cash is carried at cost and represents cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments. The Company had no cash equivalents as of June 30, 2026, and December 31, 2025. The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. On June 30, 2026, and December 31, 2025, the Company had approximately $1,751,728 and $0, respectively, of cash in excess of FDIC limits of $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

As of June 30, 2026, and December 31, 2025, the Company had an allowance for expected credit losses of $105,871 and $105,792, respectively.

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

Product Revenue

Revenue from product sales is recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon shipment to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial. 100% of the Company’s revenue for the six months ended June 30, 2026, and 2025, was recognized when the customer obtained control of the Company’s product, which occurred at a point in time, typically upon shipment to the customer.

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

On January 30, 2026, the Company entered into a settlement with ELF Brand LLC (“EBL”) to terminate its ELF® brand license. The Company paid $150,000, and granted EBL a limited license under U.S. Patent No. 8,205,622 with restricted sublicensing solely to QR Joy, Inc. and BFL Metal Products Co. Ltd., with third-party royalties payable to EBL. Therefore, the Company has no right to the royalty revenue generated pursuant to the sublicense agreement.

The Company recognizes royalty revenue in the period in which the criteria for revenue recognition under ASC 606, Revenue from Contracts with Customers, are met, which may be based on reported sales or upon receipt of payment.

The following table provides certain information about accounts receivable and royalty receivable from contracts with customers as of June 30, 2026 and December 31, 2025:

	Accounts	Royalty
	Receivable	Receivable
December 31, 2025	$266,321	$-
June 30, 2026	$380,055	$-

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

The Company has begun processing claims and returns stemming from this recall. To date, the volume of returns has been minimal, and it is not anticipated that returns will exceed the revenue amount already written off. The Company has accounted for this adjustment as a liability and will continue to reevaluate its assumptions based on incoming data. The total refund liability relating to the recall of the lighters was $117,865 and $117,880 as of June 30, 2026, and December 31, 2025, respectively.

Customer Concentration

During the six months ended June 30, 2026, four customers accounted for approximately 40% of the Company’s net revenue. Receivables from these customers as of June 30, 2026 totaled $142,868. A summary of such customer concentrations is presented in the table below.

	2026	2026	2026	2026
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$203,010	16%	$50,005	10%
B	137,202	11%	63,873	13%
C	93,868	7%	19,875	4%
D	78,146	6%	9,115	2%
Total	$512,226	40%	$142,868	29%

During the six months ended June 30, 2025, four customers accounted for approximately 41% of the Company’s net revenues. Receivables from these customers totaled $470,658 as of June 30, 2025. A summary of these customer concentrations is presented below.

	2025	2025	2025	2025
Customer	Revenue ($)	Revenue %	Receivables ($)	Receivables %
A	$343,351	16%	$167,645	23%
B	236,146	11%	165,075	23%
C	156,022	7%	13,156	2%
D	146,268	7%	124,782	17%
Total	$818,787	41%	$470,658	65%

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

For the three and six months ended June 30, 2026 and 2025, the Company recognized $0 in unit-based compensation, as the Company did not issue common units to its employees, including the Chief Executive Officer and Chief Operating Officer.

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

When a conversion option is bifurcated and accounted for as a derivative, the Company applies the applicable accounting guidance to the debt host and the derivative. Any subsequent modification, conversion, or extinguishment of the related instruments is accounted for in accordance with the applicable guidance based on the specific terms and circumstances of the transaction.

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

For the three and six months ended June 30, 2026, there were no potentially dilutive securities outstanding, as all previously outstanding convertible notes had been fully settled in January 2025. Accordingly, basic and diluted net income (loss) per common unit were the same for both periods.

For the three and six months ended June 30, 2025, diluted net loss per common unit was the same as basic net loss per common unit because the Company reported a net loss and the effect of any potentially dilutive securities would have been anti-dilutive. Prior to the settlement of the Company’s convertible notes in January 2025, approximately 691,319 underlying common units issuable upon conversion of the notes were excluded from the computation of diluted net loss per common unit because their inclusion would have been anti-dilutive.

The following table presents the computation of basic and diluted net income (loss) per common unit:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$(353,447)	$(321,001)	$1,587,115	$(611,865)
Weighted-average common units outstanding – Basic	91,746,806	91,746,806	91,746,806	91,746,806
Dilutive effect of common units	-	-	-	-
Weighted-average common units outstanding – Diluted	91,746,806	91,746,806	91,746,806	91,746,806
Net income (loss) per common unit – Basic	$(0.00)	$(0.00)	$0.02	$(0.01)
Net income (loss) per common unit – Diluted	$(0.00)	$(0.00)	$0.02	$(0.01)

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying unaudited condensed financial statements.

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

NOTE 3: LIQUIDITY

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Historically, the Company’s recurring losses from operations and accumulated deficit raised substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company as a going concern has depended upon, among other things, the continued financial support from its common unitholders, the ability of the Company to obtain necessary equity or debt financing, and the attainment of profitable operations. However, the Company’s financial position significantly improved in the six months ended June 30, 2026, reflecting net income of $1,587,115 and an accumulated deficit that decreased to $7,203,464 as of June 30, 2026, due primarily to net settlement income of $3,000,990. Based on the settlement income received and management’s plans, management concluded that the substantial doubt that previously existed regarding the Company’s ability to continue as a going concern has been alleviated and that there is no substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date these financial statements are issued.

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

The Company has allocated the purchase price among the acquired intangible assets based on their fair values at the acquisition date. These intangible assets are considered to have definite lives and will be amortized on a straight-line basis over their estimated useful lives, which are as follows:

	June 30, 2026	December 31, 2025	Useful Life
Intellectual Property	$31,000	$31,000	15 years
Trademarks	10,000	10,000	15 years
Trade name	5,000	5,000	15 years
Total Intangible Assets	$46,000	$46,000

For the three and six months ended June 30, 2026, the Company recognized amortization expense related to intangible assets of $767 and $1,533, respectively.

For the three and six months ended June 30, 2025, the Company recognized amortization expense related to intangible assets of $767 and $1,267, respectively.

This expense is recognized within the “Selling, General and Administrative Expenses” line item of the income statement and is included in the Company’s unaudited financial statements for the three and six months ended June 30, 2026, and 2025.

The following table presents the intangible assets net of accumulated amortization:

Intangible Assets, Net of Amortization	June 30, 2026	December 31, 2025
Total Intangible Assets	$46,000	$46,000
Accumulated amortization	(6,500)	(4,967)
Intangible Assets Net of Amortization	39,500	41,033

The following table presents the future amortization expenses related to the acquired intangible assets:

For the fiscal year ending December 31,	Amortization Expense
2026 (remaining)	$1,533
2027	3,067
2028	3,067
2029	3,067
2030	3,067
Thereafter	25,700
$39,500

NOTE 5: NOTES PAYABLE

Paypal Note

On September 24, 2019, the Company entered into a working capital note agreement with Paypal Working Capital (“Paypal Note”), pursuant to which the Company borrowed $37,000, requiring repayment in amounts equal to 30% of sales collections processed through Paypal, but no less than $4,143, every 90 days, until the total amount of payments equals $41,430. The balance of the loan as of June 30, 2026, and December 31, 2025, was $21,797.

Economic Injury Disaster Loan

On July 9, 2020 and June 24, 2020, the Company received an Economic Injury Disaster Loan (“EIDL”) in the aggregate amount of $159,900, payable in monthly installments of principal and interest totaling $731 over 30 years beginning in June 2021. The loan accrues interest at an annual rate of 3.75%. The loan is secured by all tangible and intangible property. The balance on this EIDL was $147,237 as of June 30, 2026, and December 31, 2025, which has been classified as a long-term liability in notes payable, less current portion on the accompanying balance sheets.

Daiagi Note

On May 18, 2022, the Company issued a promissory note to Sara Daiagi in the principal amount of $250,000 (the “Daiagi Note”). The outstanding principal of the Daiagi Note bears interest at 18% per annum, with interest originally payable monthly. The principal and any accrued but unpaid interest were originally due on May 18, 2025, the third anniversary of the issue date.

The Company subsequently renegotiated the repayment terms with Ms. Daiagi. Under the revised repayment schedule, the Company makes weekly periodic payments that are applied to outstanding principal and accrued interest. The revised payment schedule commenced on January 28, 2025, and the revised maturity date is January 16, 2029.

The Daiagi Note and the amounts payable thereunder are unsecured obligations of the Company and are senior in right of payment and otherwise to all indebtedness, as provided in the Daiagi Note. The balance of the Daiagi Note was $180,747 and $207,120 as of June 30, 2026 and December 31, 2025, respectively.

The following is a summary of notes payable activity as of June 30, 2026 and December 31, 2025:

Total notes payable at December 31, 2025	$376,154
Repayments of notes payable	$(26,373)
Balance as of June 30, 2026	$349,781

NOTE 6: RELATED PARTY TRANSACTIONS

Other related party transactions

As of June 30, 2026, and December 31, 2025, the Company had a payable balance of $3,254 and $6,748, respectively to two entities in which the Company’s Chief Executive Officer holds a 33% ownership interest. The total transactions for the six months ended June 30, 2026, and 2025, were $1,941 and $21,411, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

As of June 30, 2026, and December 31, 2025, the Company owed $3,296 and $4,184, respectively, for commissions to the Company’s Chief Operating Officer. The total commissions paid to the Chief Operating Officer during the six months ended June 30, 2026 and 2025 were $7,438 and $37,407, respectively. These transactions were conducted in the ordinary course of business, and management believes the terms were no less favorable than those that would have been obtained in arm’s-length transactions with unrelated third parties.

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

The Brikor Note was convertible into common units of the Company. Pursuant to the terms of the Brikor Note, Brikor had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount (as hereinafter defined) into common units in accordance with the provisions of the Brikor Note at the Conversion Rate (as hereinafter defined). The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Brikor Note) (such result, the “Conversion Rate”). “Conversion Amount” means the sum of (A) the portion of the principal balance of the Brikor Note to be converted with respect to which the determination is being made, (B) accrued and unpaid interest with respect to such principal balance, if any, and (C) the Default Balance (other than any amount thereof within the purview of foregoing clauses (A) or (B)), if any. In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025, the Company fully paid the outstanding balance of $14,452. The balance of the Brikor Note as of June 30, 2026, and December 31, 2025, was $0.

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

The Daiagi and Daiagi Note was convertible into common units of the Company. Pursuant to the terms of the Daiagi and Daiagi Note, the Daiagis had the right, at their option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Daiagi and Daiagi Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Daiagi and Daiagi Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Daiagi and Daiagi Note as of June 30, 2026, and December 31, 2025, was $0.

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

The Amber Investments Note was convertible into common units of the Company. Pursuant to the terms of the Amber Investments Note, Amber Investments had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Amber Investments Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Amber Investments Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025, the Company fully paid the outstanding balance of $12,757. The balance of the Amber Investments Note as of June 30, 2026, and December 31, 2025, was $0.

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

The K & S Pride Note was convertible into common units of the Company. Pursuant to the terms of the K & S Pride Note, K & S Pride had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the K & S Pride Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount was determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the K & S Pride Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025, the Company fully paid the outstanding balance of $16,319. The balance of the K & S Pride Note as of June 30, 2026, and December 31, 2025, was $0.

Surplus Depot Note

On February 20, 2019, the Company issued a senior convertible promissory note in the principal amount of $200,000 (the “Surplus Depot Note”) to Surplus Depot Inc. (“Surplus Depot”). The Company paid the Surplus Depot Note in full in the three months ended March 31, 2025. The principal amount due under the Surplus Depot Note bore interest at the rate of 18% per annum. The principal amount and accrued but unpaid interest (to the extent not converted in accordance with the terms of the Surplus Depot Note) was due and payable on February 20, 2022, the third anniversary of the issue date. The Surplus Depot Note and the amounts payable thereunder were unsecured obligations of the Company, senior in right of payment and otherwise to all indebtedness, as provided in the Surplus Depot Note.

At any time after the first anniversary of the issue date, the holder may require the Company, upon at least 30 business days’ written notice, to redeem all or any portion of the Surplus Depot Note. The portion of the Surplus Depot Note subject to redemption would be redeemed by the Company in cash.

The Surplus Depot Note was convertible into common units of the Company. Pursuant to the terms of the Surplus Depot Note, Surplus Depot had the right, at its option, to convert any portion of the outstanding and unpaid Conversion Amount into common units in accordance with the provisions of the Surplus Depot Note at the Conversion Rate. The number of common units issuable upon conversion of any Conversion Amount would be determined by dividing (x) such Conversion Amount by (y) $0.10 (subject to adjustment as set forth in the Surplus Depot Note). In March 2022, the Company began making monthly payments of principal and interest of $1,860 at the default annual interest rate of 26.4%. During the six months ended June 30, 2025, the Company fully paid the outstanding balance of $12,756. The balance of the Surplus Depot Note as of June 30, 2026, and December 31, 2025, was $0.

The following is a summary of convertible notes payable activity for the year ended December 31, 2025:

Balance at January 1, 2025	69,130
Repayments of principal	(69,130)
Balance at December 31, 2025	$-

As of June 30, 2026, the Company did not have any senior convertible promissory notes outstanding.

NOTE 8: PARTNERS’ CAPITAL SURPLUS

The Company is authorized to issue 100,000,000 common units with no par value. As of June 30, 2026, and December 31, 2025, the Company had 91,746,806 common units issued and outstanding.

For the three and six months ended June 30, 2026 and 2025, the Company did not recognize any unit-based compensation.

Class A Preferred Units

On April 28, 2026, the General Partner executed the Third Amendment (the “Third Amendment”) to the Company’s Limited Partnership Agreement (the “Partnership Agreement”) to amend the terms of the Company’s Class A preferred units. As of June 30, 2026, the designation, powers, preferences and rights of the Class A preferred units, and the qualifications, limitations and restrictions thereof, were as follows:

Number and Stated Value. The number of authorized Class A preferred units is 250,000,000. Each Class A preferred unit has a stated value of $1.00 (the “Stated Value”).

Rights. Except as otherwise set forth in the Third Amendment, each Class A preferred unit has all of the rights, preferences and obligations of the Company’s common units as set forth in the Partnership Agreement and is treated as a common unit for all other purposes of the Partnership Agreement.

Voting. The Class A preferred units have no voting rights except as required by applicable law. For the avoidance of doubt, the Class A preferred units have no management rights or other governance participation of any kind.

Dividends The Class A preferred units have no mandatory dividend or distribution rights. Any distributions on or with respect to the Class A preferred units are at the sole discretion of the Company.

Liquidation. Upon any liquidation, dissolution or winding up of the Company, the Class A preferred units have no liquidation preference and rank pari passu with the Company’s common units.

Transfer Restrictions. The Class A preferred units may not be transferred without the prior written consent of the Company, which may be granted or withheld in the Company’s sole discretion.

Conversion Rights. Each Class A preferred unit is convertible into common units of the Company at any time following the date on which the closing price of the Company’s common units for the preceding 20 consecutive trading days has equaled or exceeded $1.15 (the “Conversion Commencement Date”), subject to adjustment as provided in the Third Amendment (the “Conversion Price”). If the Conversion Commencement Date has not occurred on or before July 31, 2030, the Class A preferred units will no longer be convertible into common units.

Each Class A preferred unit is convertible into a number of common units equal to (x) the Stated Value divided by (y) the Conversion Price, subject to a 4.99% beneficial ownership limitation. The beneficial ownership limitation may be waived by the holder upon not less than 61 days’ prior written notice to the Company.

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

As of June 30, 2026, and December 31, 2025, right-of-use assets (“ROU”) are summarized as follows:

	June 30,	December 31,
	2026	2025

Warehouse and office lease right-of-use assets	$157,363	$157,363
Less: accumulated amortization	(119,532)	(101,015)
Right-of-use assets, net	$37,831	$56,348

As of June 30, 2026, and December 31, 2025, operating lease liabilities related to the ROU assets are summarized as follows:

	June 30,	December 31,
	2026	2025

Lease liabilities related to warehouse and office lease right-of-use assets	$41,909	$61,678
Less: current portion of lease liabilities	(41,909)	(41,963)
Lease liabilities, net of current portion	$-	$19,715

As of June 30, 2026, the weighted average lease term remaining is 0.92 years and the imputed interest rate is 14%, compared to the weighted average lease term remaining of 1.42 years with the same imputed interest rate of 14% as of December 31, 2025.

The following table presents the maturity of the Company’s operating lease liabilities as of June 30, 2026:

Twelve Months Ended June 30,	Amount
2026 (Remainder)	$24,490
2027	20,408
Total minimum non-cancelable operating lease payments	44,898
Less: discount to fair value	(2,989)
Total lease liability as of June 30, 2026	$41,909

The Company amortized $18,517 and $16,002 of the right-of-use asset for the six months ended June 30, 2026 and 2025, respectively.

For the three months ended June 30, 2026, and June 30, 2025, the Company recognized rent expense totaled $16,180 and $15,531 , respectively.

For the six months ended June 30, 2026, and June 30, 2025, the Company recognized rent expense totaled $32,403 and $34,596, respectively.

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

On February 17, 2025, the Company entered into a Settlement Agreement and Release (the “Pop Vapor Agreement”) with Pop Vapor Co, LLC (“Pop Vapor”) regarding Patent (United States Patent No. 8,205,622) infringements of Company branded products. Pursuant to the terms of the Pop Vapor Agreement, Pop Vapor agreed to pay the Company $30,000. The Company received the $30,000 cash payment, which was recognized as settlement income, in April 2025. In addition to the settlement payment, Pop Vapor agreed to pay the Company a royalty of $0.05 per unit of the POP Hit brand devices sold by Pop Vapor from April 1, 2024 until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. As of June 30, 2026, the Company received total payments from Pop Vapor of $39,630, all of which were received during 2025 and consisted of $30,000 in cash payments and $9,630 of royalty income.

On March 27, 2025, the Company entered into a Settlement Agreement and Release (the “Zaydan Agreement”) with Zaydan Innovations, Inc. (“Zaydan”) regarding Patent infringements of Company branded products. Pursuant to the terms of the Zaydan Agreement, Zaydan agreed to pay the Company $7,500. The Company received the $7,500 cash payment, which was recognized as settlement income, in April 2025.

On May 5, 2025, the Company entered into a Settlement Agreement and Release (the “Ashh Agreement”) with Ashh, Inc. (“Ashh”) regarding trademark and patent infringements of Company branded products. Pursuant to the terms of the Ashh Agreement, Ashh agreed to pay the Company $50,000. The Company received the $50,000 cash payment, which was recognized as settlement income, in May 2025. In addition to the settlement payment, once all of the product covered by the current inventory licensed has been sold, Ashh agreed to pay the Company a royalty of $0.03 per unit of the licensed devices sold by Ashh until the earlier of the life of the Patent (expires on July 16, 2030) or the invalidity or unenforceability of the Patent. The Company did not receive any royalty income during the six months ended June 30, 2026 from this agreement.

On May 29, 2025, the Company entered into a Settlement Agreement and Release (the “All Rise Agreement”) with All Rise Records Inc. (“All Rise”) regarding Patent infringements of Company branded products. Pursuant to the terms of the All Rise Agreement, All Rise agreed to pay the Company $30,000, to be recognized as settlement income when received. All Rise agreed to pay the $30,000 settlement amount in monthly installments of $5,000 beginning on June 1, 2025. In addition to the $30,000 settlement payment, All Rise agreed to pay the Company a royalty of $0.05 per unit of the All Rise e-cigarette devices sold by All Rise from June 1, 2025 through the life of the Patent (expires on July 16, 2030). All Rise also agreed to pay the Company a royalty of $0.12 per unit of the All Rise inverter torch lighters sold by All Rise from June 1, 2025 through the life of U.S. patent 11.913.644 (expires on February 27, 2044). As of June 30, 2026, the Company received total payments of $30,000 pursuant to the All Rise Agreement, all of which were received during fiscal year 2025. No royalty income was received during the six months ended June 30, 2026.

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

Under the agreement, Boulder agreed to pay a total settlement amount of $30,000 in three equal installments of $10,000 each. The first two installment was received on April 9, 2026 and May 28, 2026 respectively The remaining installment was scheduled for twelve weeks after the first payment date. The litigation is to be dismissed with prejudice upon receipt of the settlement consideration, with no admission of liability by either party.

In addition to the settlement payment, the Company granted Boulder a non-exclusive, non-transferable, perpetual license to the patent. Under the license, Boulder will pay royalties of 4% of net sales of specified products for a two-year period beginning March 1, 2026. The agreement also provides for reporting and audit rights with respect to the royalty obligations.

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

On April 21, 2026, R.J. Reynolds Vapor Company (“RJR”) filed a declaratory judgment action against the Company in the U.S. District Court for the District of Delaware, Case No. 1:26-cv-00459, seeking a declaration of non-infringement of U.S. Patent No. 8,205,622 B2 with respect to certain Vuse electronic cigarette products. The matter remained pending as of June 30, 2026 and was subsequently resolved pursuant to the Settlement and Patent License Agreement described in Note 11.

During the six months ended June 30, 2026 and 2025, the Company recognized net settlement income of $3,000,990 and $17,279, respectively, net of related legal fees. These amounts are included in settlement income (expense), net in the accompanying statements of operations.

During the three months ended June 30, 2026, the Company recognized net settlement-related expense of $91,265, compared with net settlement income of $17,279 during the three months ended June 30, 2025, in each case net of related legal fees. These amounts are included in income (expense), net, in the accompanying statements of operations.

NOTE 10: INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to reverse.

The Company also follows the provisions of ASC 740-10, Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement attribute for uncertain tax positions. The Company recognizes tax benefits only when management determines that it is more likely than not that the position will be sustained upon examination by the applicable taxing authorities. As of June 30, 2026 and December 31, 2025, the Company had no uncertain tax positions requiring recognition or disclosure in the accompanying condensed financial statements, and no interest or penalties relating to uncertain tax positions were recognized during the periods presented.

Income Taxes

For the six months ended June 30, 2026, the Company reported income before income taxes of $2,140,754 and recognized income tax expense of $553,639. For the comparable period in 2025, the Company reported a pre-tax loss of $611,865 and recognized no income tax expense or benefit. Income before income taxes for the six months ended June 30, 2026 is stated after interest of $22,880 and penalties of $16,790 relating to unpaid federal and Florida income taxes for the 2023 tax year, both of which are recorded within interest expense. Interest is calculated at the federal underpayment rate of 6% for the second quarter and at the Florida floating rate of 11%. Penalties are calculated under IRC Section 6651(a)(2) at 0.5% per month on the unpaid federal balance; Florida penalties are not accruing, the statutory maximum having been reached in a prior period..

During the six months ended June 30, 2026, the Company made income tax payments of $90,000, which were applied against the Company's income tax liability for the 2025 tax year and do not reduce the 2023 underpayment described above. After giving effect to current income tax expense of $173,053 for the period, the Company's income tax liability increased from $726,538 at December 31, 2025 to $809,590 as of June 30, 2026.

Deferred Tax Assets

As of December 31, 2025, the Company had approximately $1.5 million of U.S. federal net operating loss carryforwards available to offset future taxable income. The Company generated taxable income of $2,140,754 during the six months ended June 30, 2026, before utilization of net operating loss carryforwards. Utilization is limited under IRC Section 172(a)(2) to 80% of taxable income determined without regard to the deduction, being $797,008. The Company therefore utilized its federal net operating loss carryforwards in full during the period and recognized deferred income tax expense of $380,163 representing the reversal of the related deferred tax asset. No federal net operating loss carryforwards remained available as of June 30, 2026. The Company's net deferred tax asset was $25,822 as of June 30, 2026 and $406,408 as of December 31, 2025, and relates principally to the allowance for expected credit losses.

In assessing the realizability of deferred tax assets, management considers all available positive and negative evidence, including historical operating results, projected future taxable income, and the reversal of existing taxable temporary differences. Based on the Company's recent operating performance, the taxable income generated during the period and expectations of future taxable income, management concluded that it is more likely than not that the deferred tax assets will be realized. Accordingly, management concluded that no valuation allowance was required against the Company's deferred tax assets as of June 30, 2026.

Income Tax Provision

The Company's provision for income taxes is determined using the estimated annual effective tax rate method prescribed by ASC 740-270 and is adjusted for discrete tax items recognized in the period in which they occur. Net settlement income of $3,000,990 arising from the ELF Brand litigation has been determined to be a significant unusual and infrequently occurring item. It is excluded from the estimated annual effective tax rate and its tax effect of $760,601 is recognized discretely in the period in which it arose. Excluding this item, the Company estimates a full-year 2026 ordinary pre-tax loss and an estimated annual effective tax rate applicable to ordinary income of 24.06%.

For the three months ended June 30, 2026, the Company recognized an income tax benefit of $96,621, reflecting the tax benefit of the ordinary loss for the period and the effect of utilizing the Company's net operating loss carryforwards. For the six months ended June 30, 2026, the Company recognized income tax expense of $553,639. No income tax expense or benefit was recognized during the corresponding periods in 2025.

The Company's effective income tax rate for the six months ended June 30, 2026 was approximately 25.86%, compared to 0.0% for the comparable period in 2025. The effective tax rate exceeded the U.S. federal statutory rate of 21.0% primarily due to state income taxes and permanent differences arising from non-deductible penalties and interest on unpaid income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Current federal income tax (benefit) expense	$(395,404)	$-	$143,386	$-
Current state income tax (benefit) expense	(81,803)	-	29,667	-
Deferred income tax expense	(380,586)	-	(380,586)	-
Provision for income taxes	$(96,621)	$-	$553,639	$-

The following table reconciles the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Tax (credit) at statutory federal income tax rate	21.00%	(21.00)%
State income taxes, net of federal benefit	4.35%	-%
Permanent differences and interim allocation	0.51%
Valuation allowance	-%	21.00%
Effective tax rate	25.86%	0.00%

NOTE 11: SUBSEQUENT EVENTS

R.J. Reynolds Settlement and Patent License Agreement

On July 10, 2026, the Company entered into a Settlement and Patent License Agreement with R.J. Reynolds Vapor Company relating to litigation concerning the Company’s U.S. Patent No. 8,205,622 B2. Under the agreement, the Company is entitled to receive consideration of $14.9 million in exchange for resolving the litigation, providing mutual releases and granting R.J. Reynolds Vapor Company and its affiliates a non-exclusive, worldwide, fully paid-up, perpetual and irrevocable license to use the patent with respect to certain licensed products. On July 16, 2026, the Company received the $14.9 million in cash pursuant to the agreement. The Company is evaluating the appropriate accounting treatment and financial statement impact of the agreement.

Dissim Royalty Buyout

On July 15, 2026, the Company agreed to pay an aggregate of $135,000 to the former owners of the Dissim business in full satisfaction of the Company’s remaining royalty obligations associated with its September 2020 acquisition of the Dissim business and related assets. As a result, no further royalties will be payable to the former owners. The agreement does not affect the Company’s ownership of the previously acquired Dissim business, assets or intellectual property. The Company is evaluating the appropriate accounting treatment and financial statement impact of the agreement.

The agreement was entered into subsequent to June 30, 2026, and no liability related to the $135,000 buyout was outstanding as of June 30, 2026. Accordingly, no accrual was required as of June 30, 2026.

JUUL License and Release Agreement

On July 22, 2026, the Company entered into a License and Release Agreement with JUUL Labs, Inc. relating to the Company’s U.S. Patent No. 8,205,622 B2 and certain other patent claims. Under the agreement, the Company is entitled to receive aggregate consideration of $11.0 million, payable pursuant to an installment schedule. In exchange for the consideration and mutual releases, the Company granted JUUL Labs, Inc. and its affiliates a non-exclusive, worldwide, perpetual and irrevocable license to use the patent and certain other patent claims with respect to specified licensed products. On July 27, 2026, the Company received the initial $4.0 million cash payment pursuant to the installment schedule. The remaining consideration is payable in accordance with the terms of the agreement. The Company is evaluating the appropriate accounting treatment, including the timing of recognition, and the financial statement impact of the agreement.

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

Overview

We are a company engaged in the electronic cigarette, electronic cigar, personal vaporizer and pocket lighter industry. We own a portfolio of electronic cigarette, personal vaporizer and pocket lighter patents, and several trademarks, which intellectual property forms the basis for our efforts to:

●	Design, market and distribute a line of pocket lighters under the “DISSIM” brand;

●	Design, market and distribute a line of vaporizers for essential oils, concentrates, and dry herbs under the “HONEYSTICK” brand;

●	Design, market and distribute a line of hemp-derived cannabidiol (“CBD”) products under the “GOLD LINE” brand;

●	Design, market and distribute cigar-style vapor products under the “GRANDFADDA” brand;

●	Prosecute and enforce our patent and trademark rights;

●	License our intellectual property; and

●	Develop private label manufacturing programs.

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

The Third Amendment had the effect of eliminating preferential rights of the Class A preferred units upon liquidation or dissolution of the Company equal to any accrued and unpaid dividends.

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

Financial Condition

For the three and six months ended June 30, 2026, we generated total revenue of $703,770 and $1,283,841, respectively, and net loss of $353,447 and net income of $1,587,115, respectively. For the six months ended June 30, 2026, net cash provided by operating activities was $2,036,603. As of June 30, 2026, we had cash of $2,135,574, positive working capital of $1,153,294 and an accumulated deficit of $7,203,464, compared with cash of $125,345, negative working capital of $814,742 and an accumulated deficit of $8,790,579 as of December 31, 2025. Our financial position improved primarily as a result of settlement proceeds received during the first quarter of 2026.

 Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Revenue

Product sales were $703,770 for the three months ended June 30, 2026, compared with $967,300 for the three months ended June 30, 2025, a decrease of $263,530, or 27%. We did not recognize royalty revenue during the 2026 period, compared with royalty revenue of $62,237 during the 2025 period. Accordingly, total revenue decreased by $325,767, or 32%, to $703,770. The decrease primarily reflected lower product sales and the absence of royalty revenue following the termination of the ELF® brand license in January 2026.

Cost of Sales

Cost of sales was $542,695 for the three months ended June 30, 2026, compared with $650,068 for the three months ended June 30, 2025, a decrease of $107,373, or 17%, primarily due to lower product sales. Gross profit decreased by $218,394, or 58%, to $161,075. Gross profit as a percentage of total revenue decreased to approximately 23% from approximately 37%, principally because product costs did not decline in proportion to the reduction in revenue and because the prior-year period included royalty revenue with no corresponding cost of sales.

Operating Expenses

Operating expenses were $493,617 for the three months ended June 30, 2026, compared with $653,159 for the three months ended June 30, 2025, a decrease of $159,542, or 24%. The decrease reflected reductions across several selling, general and administrative expense categories. Despite the decrease in operating expenses, operating loss increased by $58,852 to $332,542 from $273,690, primarily as a result of the decrease in gross profit.

Other Income (Expense)

Other expense, net, was $117,526 for the three months ended June 30, 2026, compared with $47,311 for the three months ended June 30, 2025. The increase in other expense was primarily attributable to settlement-related expense recorded during the 2026 period, partially offset by a decrease in interest expense from $64,797 to $26,740.

Net Income (Loss)

Net loss was $353,447 for the three months ended June 30, 2026, compared with a net loss of $321,001 for the three months ended June 30, 2025, an increase in net loss of $32,446. The decrease in operating expenses and interest expense was more than offset by lower gross profit and net settlement-related expense of $91,265 during the 2026 period.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Revenue

Product sales were $1,283,841 for the six months ended June 30, 2026, compared with $1,852,583 for the six months ended June 30, 2025, a decrease of $568,742, or 31%. We did not recognize royalty revenue during the 2026 period, compared with $110,282 during the 2025 period. Accordingly, total revenue decreased by $679,024, or 35%, to $1,283,841, primarily due to lower product sales and the absence of royalty revenue following the termination of the ELF® brand license in January 2026.

Cost of Sales

Cost of sales was $984,192 for the six months ended June 30, 2026, compared with $1,362,454 for the six months ended June 30, 2025, a decrease of $378,262, or 28%. Gross profit decreased by $300,762, or 50%, to $299,649. Gross profit as a percentage of total revenue decreased to approximately 23% from approximately 31%, principally due to the absence of royalty revenue and changes in product mix and product costs.

Operating Expenses

Operating expenses were $1,096,657 for the six months ended June 30, 2026, compared with $1,149,618 for the six months ended June 30, 2025, a decrease of $52,961, or 5%. Despite the decrease in operating expenses, operating loss increased by $247,801 to $797,008 because of the decline in gross profit.

Other Income (Expense)

Other income, net, was $2,937,762 for the six months ended June 30, 2026, compared with other expense, net, of $62,658 for the six months ended June 30, 2025. The improvement was primarily attributable to net settlement income of $3,000,990 recognized during the 2026 period, partially offset by interest expense of $64,047.

Net Income (Loss)

Net income was $1,587,115 for the six months ended June 30, 2026, compared with a net loss of $611,865 for the six months ended June 30, 2025. The improvement was primarily attributable to $3,000,990 of net settlement income recognized during the 2026 period, partially offset by a $247,801 increase in operating loss and income tax expense of $553,639.

Liquidity and Capital Resources

The following table sets forth a summary of our net cash flows for the periods indicated:

	For the Six Months Ended June 30,
	2026	2025
Net cash flows provided by (used in) operating activities	$2,036,603	$(595,117)
Net cash flows used in financing activities	$(26,373)	$(87,018)
Net cash flows used in investing activities	$-	(16,000)

Cash provided by operating activities was $2,036,603 for the six months ended June 30, 2026, compared with cash used in operating activities of $595,117 for the six months ended June 30, 2025. The improvement was primarily attributable to net income generated during the 2026 period, including settlement income, and favorable changes in accounts payable and accrued expenses and income taxes payable. These factors were partially offset by increases in accounts receivable and vendor deposits.

Net cash used in financing activities was $26,373 for the six months ended June 30, 2026, compared with $87,018 for the six months ended June 30, 2025. The decrease in cash used in financing activities was primarily due to the absence of convertible-note repayments and lower repayments of notes payable during 2026. We did not use cash in investing activities during the six months ended June 30, 2026, compared with $16,000 used to purchase intangible assets during the six months ended June 30, 2025.

Assets

As of June 30, 2026 and December 31, 2025, we had total assets of $3,330,958 and $1,593,684, respectively. The increase of $1,737,274 was primarily attributable to an increase in cash of $2,010,229 and an increase in accounts receivable, partially offset by decreases in inventory and the right-of-use asset.

Liabilities

As of June 30, 2026 and December 31, 2025, we had total liabilities of $2,221,748 and $2,071,589, respectively. The increase of $150,159 was primarily attributable to a $83,052 increase in income taxes payable and a $108,396 increase in accounts payable and accrued expenses, partially offset by repayments of notes payable and reductions in lease liabilities.

Availability of Additional Funds

Our capital requirements going forward will consist primarily of funding operations, working capital needs, intellectual property enforcement and potential strategic acquisitions. Although our liquidity improved during and subsequent to the six months ended June 30, 2026, there can be no assurance that operating cash flows and amounts collected under the settlement and license agreements will be sufficient for all future needs or will be received when expected.

Since inception, our operations have primarily been funded through proceeds from operations and equity and debt financing. As of June 30, 2026, we had cash of $2,135,574 and positive working capital of $1,153,294. In July 2026, the Company entered into a settlement and patent license agreement with R.J. Reynolds Vapor Company providing for consideration of $14.9 million and a license and release agreement with JUUL Labs, Inc. providing for consideration of $11.0 million payable pursuant to an installment schedule. On July 16, 2026, the Company received the $14.9 million in cash from R.J. Reynolds Vapor Company, and on July 27, 2026, the Company received an initial $4.0 million cash payment from JUUL Labs, Inc. pursuant to the installment schedule. These agreements have provided, and are expected to continue to provide, additional liquidity; however, the timing of the remaining JUUL proceeds remains subject to the terms of the agreement and the accounting recognition of the proceeds remains subject to our ongoing accounting analysis.We also agreed to pay $135,000 to settle the remaining Dissim royalty obligation. We believe our existing cash, cash received under the settlement and license agreements, remaining contractual proceeds and cash generated from operations will be sufficient to meet our obligations for at least twelve months from the issuance of these financial statements. Nevertheless, future liquidity will depend on the timing of remaining collections, operating performance and our ability to manage working capital.

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

Our unaudited condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q have been prepared in conformity with U.S. GAAP on a going-concern basis. Based on the settlement income received during the first quarter of 2026, positive working capital and management’s plans, management concluded that the substantial doubt that historically existed regarding our ability to continue as a going concern has been alleviated for at least twelve months from the date the financial statements are issued.

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

Together with our critical accounting policies set out below, our significant accounting policies are summarized in Note 2 to our unaudited condensed financial statements as of and for the three and six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company had an allowance for expected credit losses of $105,871 and $105,792, respectively.

Income Taxes

The Company has recorded income taxes in accordance with ASC 740, “Income Taxes,” which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax bases. Additionally, the Company follows the provisions of FASB ASC 740-10, “Uncertainty in Income Taxes,” which establishes recognition thresholds for tax positions. Under this standard, an entity may only recognize tax positions that meet a “more-likely-than-not” threshold. As of June 30, 2026 and December 31, 2025, the Company does not believe it has any uncertain tax positions that would require recognition or disclosure in the accompanying unaudited condensed financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and principal financial officer, has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Based on such review and evaluation, our Chief Executive Officer and principal financial officer have concluded that, as of June 30, 2026, the disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (a) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (b) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, because of a continuing material weakness in our internal control over financial reporting, as described below.

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

A material weakness, as defined in PCAOB AS 2201,is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

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

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company’s management, including its Chief Executive Officer and principal financial officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 9, “Commitments and Contingencies—Legal Matters,” is incorporated herein by reference. The R.J. Reynolds matter pending as of June 30, 2026 was subsequently resolved as described in Note 11, “Subsequent Events.”

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our operations.

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.

(c)	During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Third Amendment to Limited Partnership Agreement, dated as of April 28, 2026 by and among Soleil Capital Management L.L.C. as the general partner for and on behalf of all current and prospective limited partners (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 4, 2026).

10.1	Litigation Resolution Agreement, dated as of January 30, 2026, by and between VPR Brands, LP and Elf Brand, LLC, on the one hand, and Shenzhen Weiboli Technology Co, Ltd, Shenzhen iMiracle Technology Co. Ltd., iMiracle (HK) Limited (“iMiracle”), Heaven Gifts International Limited, YLSN Distribution LLC, ECTO World LLC, D&A Distribution LLC, UNISHOW (U.S.A.), Inc., SV3 LLC d/b/a MI-POD, Kingdom Vapor Inc., and GD Sigelei Electronic Tech. Co Ltd., Waterfall Holding LLC, LA Vapor, Inc., World Wholesale Inc., G&A Wholesale Distributors Inc., and Kloud King Distributors, Inc. d/b/a KKSMOKE.COM, on the other hand (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2026).

10.2*	License and Release Agreement, dated as of July 22, 2026, by and between the registrant and JUUL Labs, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VPR BRANDS, LP

Dated: August 14, 2026	By:	/s/ Kevin Frija
Chief Executive Officer
(principal executive officer,
principal financial officer and
principal accounting officer)